Form 10-Q
period 2001-03-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2001-05-15
CIK 1120438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________ to ________.

Commission file number: 000-31745

THIRD WAVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	39-1791034 (I.R.S. Employer Identification No.)
502 S. ROSA ROAD, MADISON, WI (Address of principal executive offices)	53719 (Zip Code)

(608) 273-8933
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of March 31, 2001, was 38,313,746.

THIRD WAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THIRD WAVE TECHNOLOGIES, INC.
Balance Sheets

Assets	March 31, 2001 (Unaudited) ------------------	December 31, 2000 (Audited) -------------------

Current assets:
Cash and cash equivalents	$ 1,766,680	$ 14,046,484
Short-term investments	104,494,743	33,132,144
Receivables
Trade, net of allowance for doubtful accounts of $64,000 and $59,000 at March 31, 2001 and December 31, 2000	10,897,410	1,371,553
Accounts receivable from related party	55,195	22,290
Inventories	1,937,242	760,851
Prepaid expenses and other	1,879,010	1,731,004
	-------------	-------------
Total current assets	121,030,280	51,064,326
Equipment and leasehold improvements
Machinery and equipment	25,834,206	19,194,828
Leasehold improvements	2,581,040	2,481,222
	-------------	-------------
	28,415,246	21,676,050
Less accumulated depreciation	5,622,193	4,430,927
	-------------	-------------
	22,793,053	17,245,123
Intangible assets	10,588,731	11,071,371
Other assets	3,735,423	3,812,190
	-------------	-------------
Total assets	$ 158,147,487	$ 83,193,010
	=============	=============
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 7,555,411	$ 9,358,200
Accrued expenses and other liabilities	10,284,612	4,076,060
Deferred revenue	4,918,663	1,711,450
Long-term debt due within one year	4,822,940	6,796,234
	-------------	-------------
Total current liabilities	27,581,626	21,941,944
Deferred revenue	1,666,667	1,916,667
Long-term debt	1,879,190	2,095,211
Convertible note payable	--	10,000,000
Other	200,000	200,000

Shareholders' equity (deficit):
Convertible preferred stock, $.001 par value, 14,780,400 shares authorized:
Series A, 1,131,600 shares issued and outstanding	--	1,132
Series B, 600,000 shares issued and outstanding	--	600
Series C, 560,400 shares issued and outstanding	--	560
Series D, 1,185,600 shares issued and outstanding	--	1,186
Series E, 5,190,000 shares issued and outstanding	--	5,190
Series F, 5,444,400 shares issued and outstanding	--	5,444
Common stock, $.001 par value, 36,000,000 shares authorized, 38,313,746 and 15,633,800 shares issued and outstanding, respectively	38,314	15,634
Common stock to be issued, 116,855 shares	--	856,800
Additional paid-in capital	184,508,811	98,871,975
Deferred stock compensation	(3,712,963)	(4,570,364)
Accumulated deficit	(54,014,158)	(48,148,969)
	----------------	----------------
Total shareholders' equity	126,820,004	47,039,188
	----------------	----------------
Total liabilities and shareholders' equity	$ 158,147,487	$ 83,193,010
	================	==============

See accompanying notes to financial statements.

THIRD WAVE TECHNOLOGIES, INC.

Statements of Operations
(unaudited)

	Three months ended March 31, --------------------------------------------
	2001 -----------------	2000 ---------------

Revenues:
Product sales	$ 10,173,427	$ 562,434
Development revenue	860,000	19,022
Grant revenue	139,191	33,011
	---------------	-------------
	11,172,618	614,467
	---------------	-------------
Operating expenses:
Cost of goods sold (including charges for stock compensation of 185,012 and 107,296 in 2001 and 2000, respectively)	10,086,406	1,602,199
Research and development (including charges for stock compensation of 91,978 and 9,334 in 2001 and 2000, respectively)	2,863,842	1,436,249
Selling and marketing (including charges for stock compensation of 42,963 and 106,461 in 2001 and 2000, respectively)	2,371,390	749,908
General and administrative (including charges for stock compensation of 640,926 and 153,330 in 2001 and 2000, respectively)	2,401,126	1,041,316
Merger costs	--	232,807
	---------------	-------------
Total operating expenses	17,722,764	5,062,479
	---------------	-------------
Loss from operations	(6,550,146)	(4,448,012)
Other income (expense):
Interest income	1,017,784	173,172
Interest expense	(348,168)	(85,696)
Other	15,341	16,341
	---------------	-------------
	684,957	103,817
	---------------	-------------
Net loss attributable to common shareholders	$ (5,865,189)	$ (4,344,195)
	===============	=============
Basic and diluted net loss per share attributable common shareholders (note 2)	$ (0.20)	$ (0.29)
Pro forma, net loss per share (unaudited) - basic and diluted (note 2)	$ (0.16)	$ (0.18)
Shares used in computing basic and diluted net loss per share allocable to common shareholders (note 2)	28,738,755	14,938,640
Shares used in computing pro-forma basic and diluted net loss per share (note 2)	35,080,994	23,606,240
	===============	=============

See accompanying notes to financial statements.

THIRD WAVE TECHNOLOGIES, INC.

Statements of Cash Flows
(Unaudited)

	Three months ended March 31, ---------------------------------------
	2001 -----------	2000 -----------

Operating activities:
Net loss	$ (5,865,189)	$ (4,344,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,750,673	917,453
Noncash stock compensation	960,879	376,421
Changes in operating assets and liabilities:
Receivables	(9,558,762)	128,259
Inventories	(1,176,391)	(10,218)
Prepaid expenses and other assets	(148,006)	837
Accounts payable	(1,802,789)	280,106
Accrued expenses and other liabilities	6,208,552	116,917
Deferred revenue	2,957,213	(7,026)
	---------------	--------------
Net cash used in operating activities	(6,673,820)	(2,541,446)
	---------------	---------------
Investing activities:
Purchases of equipment and leasehold improvements	(6,739,196)	(1,603,048)
Purchases of licensed technology and other intangible assets	--	(2,000,000)
Purchase of short-term investments	(85,743,678)	(11,054,331)
Sales of short-term investments	14,381,079	5,350,000
	---------------	---------------
Net cash used in investing activities	(78,101,795)	(9,307,379)
	---------------	---------------
Financing activities:
Payments on long-term debt	(2,189,315)	(33,824)
Proceeds from notes receivable	--	1,997,736
Proceeds from issuance of common stock, net	74,685,126	177,625
	---------------	---------------
Net cash provided by financing activities	72,495,811	2,141,537
	---------------	---------------
Net decrease in cash and cash equivalents	(12,279,804)	(9,707,288)
Cash and cash equivalents at beginning of period	14,046,484	10,128,679
	---------------	---------------
Cash and cash equivalents at end of period	$ 1,766,680	$ 421,391
	=========	=========

See accompanying notes to financial statements.

THIRD WAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2000 and 2001
(unaudited)

(1)   Basis of Presentation

The accompanying unaudited financial statements of Third Wave Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on February 9, 2001.

(2)   Net Loss Per Share

In accordance with accounting principles generally accepted in the United States, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Shares associated with stock options, convertible preferred stock, and convertible note payable, are not included because they are antidilutive for the periods presented.

Unaudited pro forma net loss per share, as presented, is computed using the weighted average number of shares of common stock outstanding, assuming that the shares associated with the preferred stock and convertible note payable were converted to common stock upon issuance. It also excludes from the numerator the interest expense on the convertible note payable.

The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share.
	For three months ended March 31, ------------------------------------------
	2001	2000
Basic and diluted
Net loss	$(5,865,189)	$(4,344,195)
Weighted average shares of common stock outstanding- basic and diluted	28,738,755	14,938,640
Basic and diluted net loss per share	$(0.20)	$(0.29)

Pro forma
Net loss	$(5,677,689)	$(4,344,195)
Shares used above	28,738,755	14,938,640
Pro forma adjustment to reflect weighted effect of conversion of preferred stock and convertible note payable	6,342,239	8,667,600
Shares used in computing pro forma basic and diluted net loss per share	35,080,994	23,606,240
Pro forma basic and diluted net loss per share	$(0.16)	$(0.18)

(3)   Initial Public Offering

In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating gross proceeds of approximately $82.5 million and net proceeds of approximately $74.6 million, after deducting an aggregate of $7.9 million in underwriting discounts, commissions, and other offering related expenses. All shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, and Series F Convertible Preferred Stock outstanding as of the closing date of the offering were automatically converted into shares of common stock. No dividends were paid on any of the Series A, B, C, D, E, or F Convertible Preferred Stock. We expect to use the proceeds from the offering for capital expenditures, including facilities expansion and purchases of equipment, and general corporate purposes, including working capital and research and development activities.

(4) Inventory

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventory consists of the following:
	March 31	December 31,
	2001	2000

Raw material	$1,761,964	$579,075
Work in process	2,364	36,270
Finished products	172,914 ------------------------	145,506 ----------------------

Total inventory	$1,937,242 ------------------------	$760,851 ----------------------

THIRD WAVE TECHNOLOGIES, INC.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2001, and for the three months ended March 31, 2001 and 2000 should be read in conjunction with the sections of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on February 9, 2001, as amended, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." In this Form 10-Q, the terms "we", "us", "our", and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of the financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our final prospectus dated February 9, 2001, comprising a part of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

Third Wave is a leading provider of products for analyzing genetic variations. A large suite of turn-key Invader Operating System products will be available for genotyping and gene expression analysis for research and clinical applications. These products will be available in flexible formats and will include various densities of chromosome-specific panels and genome-wide screening panels, medically-associated variation panels including disease area-specific panels, micro-satellite replacement panels, and assays for quantitation and detection of a number of infectious diseases and mRNA transcripts including drug metabolizing enzymes, cytokines, chemokines, growth factors, housekeeping and reporter genes.

Third Wave's patented Invader genetic analysis products offer numerous advantages over conventional genetic analysis technologies. These products produce highly accurate results, are easy to use and eliminate the need for making multiple copies of the genetic sample, saving the user time and money while significantly reducing the risks associated with sample contamination. Additionally, the Invader products are compatible with existing automation processes and detection platforms and are available in convenient, ready-to-use formats. These advantages make the Invader products ideally suited for large-scale genetic analysis for both research and clinical applications, including drug discovery and development and patient diagnosis and treatment. These proprietary products and technologies position us to exploit the growing market opportunity for genetic analysis products.

Our financial results may vary significantly from quarter to quarter due to fluctuations in the demand for our products, timing of new product introductions and deliveries made during the quarter, the timing of research, development and grant revenues, and increases in spending, including expenses related to our ongoing scale up of product development and manufacturing capabilities.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

Revenues. Revenues for the three months ended March 31, 2001 of $11.2 million represents an increase of $10.6 million as compared to revenues of $0.6 million for the corresponding period of 2000.

Product revenues increased to $10.2 million for the quarter ended March 31, 2001 from $0.6 million in the quarter ended March 31, 2000. The increase in product sales was the result of increasing sales of the Invader Operating System products, which are consumable tests and reagents used for DNA and RNA analysis in research and clinical applications. Product sales during the quarter were several million dollars above expectations as our largest customer accelerated its purchases of our proprietary Cleavase enzyme. The customer will use the enzyme in conjunction with previously delivered Invader SNP probes sets, as well as those planned to be delivered over the remainder of the project.

Development revenues increased to $0.9 million for the three months ended March 31, 2001 from less than $0.1 million for the three months ended March 31, 2000. The increase is primarily due to development work being done on a development and commercialization agreement with BML, Inc. (BML). Under the agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML; such development is expected to be complete by the end of 2003.

Cost of Goods Sold. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended March 31, 2001, cost of goods sold increased to $10.1 million compared to $1.6 million for the corresponding period of 2000. The increase was primarily due to the increased material expenses as a result of higher product sales and costs incurred as we put in place additional manufacturing capacity to meet accelerating demand for our Invader products.

Research and development expenses. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended March 31, 2001, were $2.9 million, compared to $1.4 million for the corresponding period of 2000. The increase in research and development expenses of $1.5 million, was primarily attributable to increased expenses because we hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation and deferred compensation amortization and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, office support and related costs and travel and entertainment. Selling and marketing expenses for the three months ended March 31, 2001, were $2.4 million, an increase of $1.6 million, as compared to $0.8 million for the corresponding period of 2000. We attribute this increase to the hiring of additional personnel and increased costs associated with establishing and expanding our clinical and research businesses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $2.4 million in the quarter ended March 31, 2001, from $1.0 million for the corresponding period in 2000. The increase is due to the hiring of additional personnel to support our growing business activities and increased costs associated with operating a public company.

Interest income. Interest income for the three months ended March 31, 2001, was $1.0 million, compared to approximately $0.2 million for the corresponding period of 2000. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances, which we held as a result of our private placement of Series F Convertible Preferred Stock in July 2000 and our initial public offering in February 2001, offset by amounts used to fund operating activities.

Interest expense. Interest expense for the three months ended March 31, 2001 was approximately $0.4 million compared to $0.1 million in the corresponding period in 2000. This was due to increased debt related to the capital equipment financing completed in June 2000 and the convertible note payable from December 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from Federal and State government agencies, payments from strategic collaborators, equipment loans, capital leases, sales of products, a convertible note and an initial public offering. As of March 31, 2001, we had cash and cash equivalents and short term investments of $106.3 million.

In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $74.6 million.

Net cash used in operations for the three months ended March 31, 2001, was approximately $6.7 million compared with approximately $2.5 million for the comparable period in 2000. Non-cash charges in the three months ended March 31, 2001, included stock compensation expense of $1.0 million and depreciation and amortization expense of $1.8 million and a change in non-cash operating assets and liabilities of $3.5 million. The change in non-cash operating assets included an increase in accounts receivable of $9.6 million due to a large portion of revenues occurring at the end of the quarter, an increase in inventory of $1.2 million, offset by an increase in accounts payable and accrued liabilities of $4.4 million. Investing activities included $6.7 million in cash used during the three months March 31, 2001, for capital expenditures and $71.4 million for the net purchases of short term investments. Financing activities included the use of $2.2 million to repay debt and net proceeds from the issuance of common stock of $74.7 million, which was primarily from our initial public offering in February 2001.

As of December 31, 2000, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2000 we had federal and state net operating loss carryforwards of approximately $48.5 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income, may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

  our progress with our research and development programs;
  our level of success in selling our products and technologies;
  our ability to establish and maintain successful collaborative relationships;
  the costs we incur in enforcing and defending our patent claims and other intellectual property rights; and
  the timing of purchases of additional capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash equivalents and short-term investments, all of which have maturities of less than one year, and debt. The securities in our investment portfolio are not leveraged and due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Due to the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio but may negatively impact the interest expense associated with our long-term debt.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described in such forward-looking statements. These statements address or may address the following subjects: results of operations; customer growth and retention; development of technology; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, and competitive pressures. For further information, refer to the more specific factors and uncertainties discussed throughout this report.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS - None. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.
(a) (b) (c) (d)

None
None
None
Use of Proceeds. Pursuant to our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission and declared effective February 9, 2001, (Registration No. 333-42694), we commenced our initial public offering of 7,500,000 registered shares of common stock, $0.001 par value, on February 9, 2001, at a price of $11.00 per share (the "Offering"). The Offering was completed on February 14, 2001, and all of the 7,500,000 shares were sold, generating gross proceeds of approximately $82,500,000. The managing underwriters for the Offering were Lehman Brothers Inc., CIBC World Markets Corp., Dain Rauscher Incorporated, Robert W. Baird & Co Incorporated, and Fidelity Capital Markets.

In connection with the Offering, we incurred approximately $5.8 million in underwriting discounts and commissions, and approximately $2.1 million in other related expenses. The net offering proceeds to us, after deducting the foregoing expenses, were approximately $74.6 million.

From the time of receipt through March 31, 2001, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. During that time, we have used cash on hand prior to the Offering to fund our general operations.

We expect to use between $10.0 and $20.0 million of the net proceeds of the Offering for capital expenditures, including facilities expansion and purchases of equipment. We will also use $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We expect to use the remainder of the net proceeds for general corporate purposes, including working capital and research and development activities.

A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of these businesses, products, or technologies. We have no current plans, agreements, or commitments, and are not currently engaged in any negotiations regarding any such transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.
ITEM 5.	OTHER INFORMATION - None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.
(a)	Exhibits Required by Item 601 of Regulation S-K - None.
(b)	Reports on Form 8-K filed during the three months ended March 31, 2001 - None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THIRD WAVE TECHNOLOGIES, INC.

Date: May 15,2001	By: /s/ Lance Fors Lance Fors, CEO
Date: May 15,2001	By: /s/ John Comerford John Comerford, Vice President and General Counsel
Date: May 15, 2001	By: /s/ Alex Kasper Alex Kasper, Controller (Principal Accounting Officer)