Form 10-Q
period 2001-06-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2001-08-13
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001, OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________ to _________.


                        COMMISSION FILE NUMBER: 000-31745

                          THIRD WAVE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)



DELAWARE                                                              39-1791034
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


502 S. ROSA ROAD, MADISON, WI                                              53719
(Address of principal executive offices)                              (Zip Code)


                                 (888) 898-2357
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of June 30, 2001, was 38,322,245

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------

PART I   FINANCIAL INFORMATION..........................................................              1

     Item 1.  Financial Statements......................................................              1

         Balance Sheets as of June 30, 2001 and December 31, 2000.......................              1

         Statements of Operations for the three and six months ended
         June 30, 2001 and 2000.........................................................              3

         Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000.........................................................              4

         Notes to Financial Statements (unaudited)......................................              5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................              8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk................             12

PART II  OTHER INFORMATION..............................................................             13

     Item 1. Legal Proceedings..........................................................             13

     Item 2. Changes In Securities And Use Of Proceeds..................................             13

     Item 3. Defaults Upon Senior Securities............................................             13

     Item 4. Submission Of Matters To A Vote Of Security Holders........................             13

     Item 5. Other Information..........................................................             13

     Item 6. Exhibits And Reports On Form 8-K...........................................             13

SIGNATURES..............................................................................             14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          THIRD WAVE TECHNOLOGIES, INC.
                                 Balance Sheets

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                        2001              2000
                                                                                     (UNAUDITED)        (AUDITED)
                                                                                     -----------       ------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                                          $    827,457      $ 14,046,484
  Short-term investments                                                               91,329,149        33,132,144
  Receivables
     Trade, net of allowance for doubtful accounts of $64,000 and $59,000 at
       June 30, 2001 and December 31, 2000                                              2,845,220         1,371,553
  Accounts receivable from related party                                                  218,218            22,290
  Inventories                                                                           8,404,875           760,851
  Prepaid expenses and other                                                            2,073,789         1,731,004
                                                                                     ------------       -----------
Total current assets                                                                  105,698,708        51,064,326
Equipment and leasehold improvements
  Machinery and equipment                                                              31,429,047        19,194,828
  Leasehold improvements                                                                6,024,849         2,481,222
                                                                                     ------------       -----------
                                                                                       37,453,896        21,676,050
  Less accumulated depreciation                                                         7,237,225         4,430,927
                                                                                     ------------       -----------
                                                                                       30,216,671        17,245,123
Intangible assets                                                                      10,106,091        11,071,371
Other assets                                                                            3,633,156         3,812,190
                                                                                     ------------       -----------
     Total assets                                                                    $149,654,626      $ 83,193,010
                                                                                     ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $11,465,755       $11,439,002
  Accrued expenses and other liabilities                                                2,294,049         1,995,258
  Deferred revenue                                                                      1,494,180         1,711,450
  Long-term debt due within one year                                                    2,466,216         6,796,234
  Capital lease obligations due within one year                                         1,173,539                 0
                                                                                     ------------       -----------
Total current liabilities                                                              18,893,739        21,941,944
Deferred revenue                                                                        1,416,667         1,916,667
Long-term debt                                                                          5,315,194         2,095,211
Convertible note payable                                                                        0        10,000,000
Other                                                                                     200,000           200,000
Capital lease obligations                                                               2,858,259                 0

Shareholders' equity:
  Convertible preferred stock, $.001 par value, 14,780,400 shares authorized:
     Series A, 1,131,600 shares issued and outstanding                                          0             1,132
     Series B, 600,000 shares issued and outstanding                                            0               600
     Series C, 560,400 shares issued and outstanding                                            0               560

     Series D, 1,185,600 shares issued and outstanding                                          0             1,186
     Series E, 5,190,000 shares issued and outstanding                                          0             5,190
     Series F, 5,444,400 shares issued and outstanding                                          0             5,444
 Common stock, $.001 par value, 36,000,000 shares authorized, 38,322,245 and
     15,633,800 shares issued and outstanding, respectively                                38,322            15,634
  Common stock to be issued, 116,855 shares                                                     0           856,800
  Additional paid-in capital                                                          184,545,459        98,871,975
  Deferred stock compensation                                                          (2,966,560)       (4,570,364)
  Accumulated deficit                                                                 (60,646,454)      (48,148,969)
                                                                                     ------------       -----------
         Total shareholders' equity                                                   120,970,767        47,039,188
                                                                                     ------------       -----------
         Total liabilities and shareholders' equity                                  $149,654,626       $83,193,010
                                                                                     ============       ===========


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                            Statements of Operations
                                   (Unaudited)


                                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                          JUNE 30                                JUNE 30
                                                               -------------------------------        -----------------------------
                                                                   2001               2000               2001               2000
                                                               ------------       ------------        ------------    -------------
Revenues:
   Product sales                                                 $7,816,563           $647,480         $17,989,990       $1,209,914
   Development revenue                                              750,000                  0           1,610,000           19,022
   Grant revenue                                                    127,060            112,186             266,251          145,197
                                                               ------------       ------------        ------------     ------------
Total revenues                                                    8,693,623            759,666          19,866,241        1,374,133
                                                               ------------       ------------        ------------     ------------
Operating expenses:
   Cost of goods sold (note 5)                                    6,858,012          1,950,536          16,944,418        3,552,735
   Research and development (note 5)                              4,072,805          1,457,707           6,936,647        2,893,956
   Selling and marketing (note 5)                                 2,530,022          1,477,640           4,901,412        2,227,548
   General and administrative (note 5)                            2,723,620          1,224,175           5,124,746        2,265,491
   Impairment loss                                                        0          5,788,889                   0        5,788,889
   Merger costs                                                           0            375,882                   0          608,689
                                                               ------------       ------------        ------------     ------------

Total operating expenses                                         16,184,459         12,274,829          33,907,223       17,337,308
Loss from operations                                             (7,490,836)       (11,515,163)        (14,040,982)     (15,963,175)

Other income (expense):
   Interest income                                                1,094,680             97,683           2,112,464          270,855
   Interest  expense                                               (202,495)          (106,136)           (550,663)        (191,832)
   Other                                                            (33,645)            11,711             (18,304)          28,052
                                                               ------------       ------------        ------------     ------------
Other income (expense):                                             858,540              3,258           1,543,497          107,075
                                                               ------------       ------------        ------------     ------------
Net loss                                                        $(6,632,296)      $(11,511,905)       $(12,497,485)    $(15,856,100)
                                                               ============       ============        ============     ============

Basic and diluted, net loss per share (note 2)                       $(0.17)            $(0.77)             $(0.37)          $(1.06)

Pro forma, basic and diluted, net loss
  per share (note 2)                                                 $(0.17)            $(0.49)             $(0.34)          $(0.67)

Shares used in computing basic and diluted net loss
  per share (note 2)                                             38,316,062         15,026,947          33,401,409       14,981,140

Shares used in computing pro forma, basic and diluted
 net loss per share (note 2)                                     38,316,062         23,694,547          36,655,979       23,648,740


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                            -------------------------------------
                                                                                2001                    2000
                                                                            -------------           -------------
OPERATING ACTIVITIES:
Net loss                                                                    $(12,497,485)           $(15,856,100)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                3,950,612               2,233,507
  Noncash stock compensation                                                   1,707,282                 814,164
  Noncash charge for impairment loss                                                   0               5,788,889
  Changes in operating assets and liabilities:
    Receivables                                                               (1,669,595)                (97,699)
    Inventories                                                               (7,644,024)               (496,807)
    Prepaid expenses and other assets                                           (342,785)               (143,034)
    Accounts payable                                                              26,753               3,384,522
    Accrued expenses and other liabilities                                       298,791                 273,465
    Deferred revenue                                                            (717,270)                515,877
                                                                            ------------            ------------
Net cash used in operating activities                                        (16,887,721)             (3,583,216)
                                                                            ------------            ------------

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                            (15,777,846)             (5,094,159)
Proceeds from sale of equipment                                                4,070,000                       0
Purchases of licensed technology and other intangible assets                           0              (2,000,000)
Purchase of short-term investments                                           (96,378,084)            (11,488,412)
Sales of short-term investments                                               38,181,079               9,150,000
                                                                            ------------            ------------
Net cash used in investing activities                                        (69,904,851)             (9,432,571)
                                                                            ------------            ------------

FINANCING ACTIVITIES:
Proceeds from long-term debt                                                   5,399,879               2,742,443
Payments on long-term debt                                                    (6,509,914)                (68,694)
Proceeds from note receivable                                                          0               1,997,736
Proceeds from common stock, net                                               74,721,782                 219,193
Payments on capital lease obligations                                            (38,202)                      0
                                                                            ------------            ------------
Net cash provided by financing activities                                     73,573,545               4,890,678
                                                                            ------------            ------------
Net change in cash and cash equivalents                                      (13,219,027)             (8,125,109)
Cash and cash equivalents at beginning of period                              14,046,484              10,128,679
                                                                            ------------            ------------
Cash and cash equivalents at end of period                                  $    827,457            $  2,003,570
                                                                            ============            ============


Noncash investing and financing activities:

During the six months ended June 30, 2001, the Company sold $4,070,000 of equipment and simultaneously leased the equipment back under capital leases.


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (unaudited)

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

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share.

                                                                  For three months ended            For six months ended
                                                                         June 30,                         June 30,
                                                              ------------------------------    -----------------------------
                                                                   2001            2000             2001            2000
                                                              -------------     ------------    ------------     ------------
Basic and diluted:
Net loss                                                        $(6,632,296)    $(11,511,905)   $(12,497,485)    $(15,856,100)
Shares used in computing basic and diluted,
  net loss per share                                             38,316,062       15,026,947      33,401,409       14,981,140
Basic and diluted net loss per share                                 $(0.17)          $(0.77)         $(0.37)          $(1.06)

Pro forma, basic and diluted:
  Net loss                                                      $(6,632,296)    $(11,511,905)   $(12,309,985)    $(15,856,100)
  Shares used above                                              38,316,062       15,026,947      33,401,409       14,981,140
    Pro forma adjustment to reflect weighted effect of
       conversion of preferred stock and convertible
       note payable                                                       0        8,667,600       3,254,570        8,667,600
  Shares used in computing pro forma, basic and diluted
       net loss per share                                        38,316,062       23,694,547      36,655,979       23,648,740
  Pro forma, basic and diluted, net loss per share                   $(0.17)          $(0.49)         $(0.34)          $(0.67)


(3)  Initial Public Offering

In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating gross proceeds of approximately $82.5 million and net proceeds of $74.6 million, after deducting an aggregate of $7.9 million in underwriting discounts, commissions, and other offering related expenses. All shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, and Series F Convertible Preferred Stock outstanding as of the closing date of the offering were automatically converted into shares of common stock. No dividends were paid on any of the Series A, B, C, D, E, or F Convertible Preferred Stock. We expect to use the proceeds from the offering for capital expenditures, including facilities expansion and purchases of equipment, and general corporate purposes, including working capital and research and development activities.

(4)  Inventory

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventory consists of the following:

                                                    June 30,        December 31,
                                                      2001              2000
                                                   ----------       ------------
Raw material                                       $5,439,263          $579,075
Finished goods and work in process                  2,965,612           181,776
                                                   ----------          --------
Total inventory                                    $8,404,875          $760,851
                                                   ==========          ========

(5)  Stock Compensation

Included in operating expenses are the following stock compensation charges:

                                           Three Months Ended                          Six Months Ended
                                   ---------------------------------           --------------------------------
                                   June 30, 2001       June 30, 2000           June 30, 2001      June 30, 2000
                                   -------------       -------------           -------------      -------------
Cost of goods sold                    $144,573            $221,899              $  329,585          $329,195
Research and development                71,863              11,460                 163,841            20,794
Selling and marketing                   33,023              67,167                  75,986           173,628
General and administrative             496,944             137,217               1,137,870           290,547
                                      --------            --------              ----------          --------
  Total stock compensation            $746,403            $437,743              $1,707,282          $814,164
                                      ========            ========              ==========          ========

(6)  Adoption of New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which was adopted by the Company on January 1, 2001. This Statement requires that all derivatives be recorded in the balance sheet at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no cumulative effect of adoption because the Company did not have any derivative financial instruments on January 1, 2001.

The Company sells its products in a number of countries throughout the world. In June 2001, the Company sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales, the Company purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business, which qualify as foreign currency hedges. These hedges mature in less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. Contracts outstanding at June 30, 2001, represented a combined U.S. dollar equivalent commitment of approximately $1,271,000. The changes in the fair value of the Company's derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings. An unrealized loss on the forward contracts and an offsetting unrealized gain on the underlying hedged transactions were recorded as a liability and asset, respectively, in the financial statements.

(7) Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000 should be read in conjunction with the sections of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on February 9, 2001, as amended, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." In this Form 10-Q, the terms "we," "us," "our," "Third Wave," and the "Company" each refer to Third Wave Technologies, Inc. The following discussion of the financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this report are based on current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our final prospectus dated February 9, 2001, comprising a part of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.


OVERVIEW

Third Wave Technologies is a leading developer and provider of DNA and RNA analysis products for use in genome research, pharmacogenomics and clinical applications.

Third Wave is leveraging the technological advantages of its proprietary Invader(R) product platform, including its broad menu of unique products and their performance, ease of use and cost-effectiveness, to begin to set the standard for products used in the discovery of the genetic basis of disease and the delivery of personalized medicine. Those advantages coupled with the Company's proven manufacturing processes and capacity allow it to move its products quickly from the smaller research market to the larger clinical market.

A large suite of Third Wave's turnkey Invader platform products is already available, including sets of analyte specific reagents for routine clinical use in the detection of mutations associated with deep vein thrombosis, and the Invader MAP (Medically Associated Panel) and SNP Panel products for research use. Additional products for genotyping and gene expression analysis will be launched soon. These products will be available in flexible formats and include various densities of chromosome-specific panels, expanded genome-wide screening and medically associated panels including disease-specific panels, microsatellite replacement panels and assays for quantitating a number of infectious diseases and mRNA transcripts, including drug metabolizing enzymes, cytokines, chemokines, growth factors and housekeeping and reporter genes.

Invader products are compatible with existing automation processes and detection platforms and are available in convenient, ready-to-use formats. These advantages make Invader products ideally suited for both small-scale and large-scale genetic analysis in research and clinical applications, including drug discovery and development and patient diagnosis and treatment. Third Wave's proprietary products and technologies position the company to exploit the growing market opportunity for genetic analysis products.

Our financial results may vary significantly from quarter to quarter due to fluctuations in the demand for our products, timing of new product introductions and deliveries made during the quarter, the timing of research, development and grant revenues, and increases in spending, including expenses related to our ongoing scale up of product development and manufacturing capabilities.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 and 2000

REVENUES. Revenues for the three months ended June 30, 2001, of $8.7 million represents an increase of $7.9 million as compared to revenues of $0.8 million for the corresponding period of 2000. Revenues for the six months ended June 30, 2001, of $19.9 million represents an increase of $18.5 million as compared to revenues of $1.4 million for the corresponding period of 2000.

Product revenues increased to $7.8 million for the quarter ended June 30, 2001, from $0.6 million in the quarter ended June 30, 2000. Product revenues increased to $18.0 million for the six months ended June 30, 2001, from $1.2 million in the six months ended June 30, 2000. The increase in product sales was the result of increasing sales of the Invader products, which are consumable tests and reagents used for DNA and RNA analysis in research and clinical applications. Product sales during the three and six month periods were above expectations as our largest customer accelerated its purchases of our proprietary Cleavase enzyme. The customer will use the enzyme in conjunction with previously delivered Invader SNP probes sets, as well as those planned to be delivered over the remainder of the project.

Development revenues increased to $0.8 million for the three months ended June 30, 2001, from $0 for the three months ended June 30, 2000. Development revenues increased to $1.6 million for the six months ended June 30, 2001 from less than $0.1 million for the six months ended June 30, 2000. The increase is primarily due to development work being done on a development and commercialization agreement with BML, Inc. Under the agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of the 2003 calendar year.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended June 30, 2001, cost of goods sold increased to $6.9 million compared to $2.0 million for the corresponding period of 2000. For the six months ended June 30, 2001, cost of goods sold increased to $16.9 million compared to $3.6 million for the corresponding period of 2000. The increase was primarily due to the increased material expenses as a result of higher product sales and costs incurred as we put in place additional manufacturing capacity to meet accelerating demand for our Invader products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended June 30, 2001, were $4.1 million, compared to $1.5 million for the corresponding period of 2000. Research and development expenses for the six months ended June 30, 2001, were $6.9 million, compared to $2.9 million for the corresponding period of 2000. The increase in research and development expenses for the three and six month periods of $2.6 and $4.0 million, respectively, was primarily attributable to increased expenses associated with additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation and deferred compensation amortization and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended June 30, 2001, were $2.5 million, an increase of $1.0 million, as compared to $1.5 million for the corresponding period of 2000. Selling and marketing expenses for the six months ended June 30, 2001, were $4.9 million, an increase of $2.7 million, as compared to $2.2 million for the corresponding period of 2000. We attribute this increase to the hiring of additional personnel and increased costs associated with establishing and expanding our clinical and research businesses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $2.7 million in the three months ended June 30, 2001, from $1.2 million for the corresponding period in 2000 and $5.1 million in the six months ended June 30, 2001, from $2.3 million for the corresponding period in 2000. The increase is due to the hiring of additional personnel to support our growing business activities and increased costs associated with operating a public company.

IMPAIRMENT LOSS. In the three and six month periods ending June 30, 2000, an impairment charge of $5.8 million was recognized. The impairment charge pertains to intangible assets recorded in connection with terminating a distribution agreement.

MERGER COSTS. In January 2000, we entered into an agreement to merge with another company. In May 2000, we and the other company mutually agreed to terminate the merger agreement. During the three months and six months ended June 30, 2000, we incurred expenses related to the proposed merger of $0.4 million and $0.6 million, respectively.

INTEREST INCOME. Interest income for the three months ended June 30, 2001, was $1.1 million, compared to approximately $0.1 million for the corresponding period of 2000. Interest income for the six months ended June 30, 2001, was $2.1 million, compared to approximately $0.3 million for the corresponding period of 2000. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances, which we held as a result of our private placement of Series F Convertible Preferred Stock in July 2000 and our initial public offering in February 2001, offset by amounts used to fund operating activities.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2001, was approximately $0.2 million compared to $0.1 million in the corresponding period in 2000. Interest expense for the six months ended June 30, 2001, was approximately $0.6 million compared to $0.2 million in the corresponding period in 2000. The increase in interest expense was due to additional debt related to the capital equipment financing completed in June 2000, May 2001, and June 2001 and the convertible note payable from December 2000.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of June 30, 2001, we had cash and cash equivalents and short-term investments of $92.2 million.

In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $74.6 million.

Net cash used in operations for the six months ended June 30, 2001, was approximately $16.9 million, compared with approximately $3.6 million for the comparable period in 2000. Non-cash charges in the six months ended June 30, 2001, included stock compensation expense of $1.7 million and depreciation and amortization expense of $4.0 million and a change in non-cash operating assets and liabilities of $10.0 million. The change in non-cash operating assets for the six months ended June 30, 2001, included an increase in accounts receivable of $1.7 million, an increase in inventory of $7.6 million, an increase in accounts payable of less than $0.1 million, and an increase in accrued liabilities of $0.3 million. Investing activities included $15.8 million for purchases of capital equipment and proceeds of $4.1 million from the sale of equipment during the six months ending June 30, 2001, and $58.2 million for the net purchases of short-term investments. Financing activities for the six month period included the use of $6.5 million to repay debt, proceeds of $5.4 million from capital equipment financing and net proceeds from the issuance of common stock of $74.7 million, which was primarily from our initial public offering in February 2001.

As of December 31, 2000, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2000, we had federal and state net operating loss carryforwards of approximately $48.5 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

     o    our progress with our research and development programs;

     o    our level of success in selling our products and technologies;

     o our ability to establish and maintain successful collaborative relationships;

     o the costs we incur in enforcing and defending our patent claims and other intellectual property rights; and

     o    the timing of purchases of additional capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. The securities in our investment portfolio are not leveraged and due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Due to the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio, but such an increase may have a negative impact on the interest expense associated with our long-term debt.

To reduce foreign exchange risk, we selectively use financial instruments. Our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies as a result of the sales of our products in foreign markets. Forward foreign exchange contracts are used to hedge against the effects of such fluctuations. Our policy prohibits the trading of financial instruments for profit. A discussion of our accounting policies for derivative financial instruments is included in the notes to the financial statements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a)  None

     (b)  None

     (c)  None

     (d) Use of Proceeds. Pursuant to our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission and declared effective February 9, 2001, (Registration No. 333-42694), we commenced our initial public offering of 7,500,000 registered shares of common stock, $0.001 par value, on February 9, 2001, at a price of $11.00 per share (the "Offering"). The Offering was completed on February 14, 2001, and all of the 7,500,000 shares were sold, generating gross proceeds of approximately $82,500,000. The managing underwriters for the Offering were Lehman Brothers Inc., CIBC World Markets, Dain Rauscher Incorporated, Robert W. Baird & Co. Incorporated, and Fidelity Capital Markets.

          In connection with the Offering, we incurred approximately $5.8 million in underwriting discounts and commissions, and approximately $2.1 million in other related expenses. The net offering proceeds to us, after deducting the foregoing expenses, were approximately $74.6 million.

          From the time of receipt through June, 2001, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We have used cash on hand prior to the Offering to fund our general operations.

          We expect to use between $10.0 and $20.0 million of the net proceeds of the Offering for capital expenditures, including facilities expansion and purchases of equipment. We expect to use the remainder of the net proceeds for general corporate purposes, including working capital and research and development activities.

          A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of these businesses, products, or technologies. We have no current agreements, or commitments regarding any such transaction.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits Required by Item 601 of Regulation S-K - None.

     (b)  Reports on Form 8-K filed during the three months ended June 30, 2001
          - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           THIRD WAVE TECHNOLOGIES, INC.


Date: August 14, 2001      By: /s/ Lance Fors
                              --------------------------------------------------
                                  Lance Fors, CEO

Date: August 14, 2001      By: /s/  John Comerford
                              --------------------------------------------------
                              John Comerford, Vice President and General Counsel

Date: August 14, 2001      By: /s/  Alex Kasper
                              --------------------------------------------------
                              Alex Kasper, Vice President, Finance