Form 10-Q
period 2001-09-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2001-11-14
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of September 30, 2001, was 38,346,545.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                --------

PART I   FINANCIAL INFORMATION...............................................................      1

     Item 1. Financial Statements............................................................      1

         Balance Sheets as of September 30, 2001 and December 31, 2000.......................      1

         Statements of Operations for the three and nine months ended September 30, 2001 and
         2000................................................................................      3

         Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000.........................................................      4

         Notes to Financial Statements.......................................................      5

     Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................      9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk......................     13

PART II  OTHER INFORMATION...................................................................     14

     Item 1. Legal Proceedings...............................................................     14

     Item 2. Changes In Securities And Use Of Proceeds.......................................     14

     Item 3. Defaults Upon Senior Securities.................................................     14

     Item 4. Submission Of Matters To A Vote Of Security Holders.............................     14

     Item 5. Other Information...............................................................     14

     Item 6. Exhibits And Reports On Form 8-K................................................     14

SIGNATURES...................................................................................     15

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          THIRD WAVE TECHNOLOGIES, INC.
                                 Balance Sheets

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                     2001            2000
                                                                                 ------------    ------------
                                                                                  (UNAUDITED)      (AUDITED)
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                                      $  1,392,016    $ 14,046,484
  Short-term investments                                                           82,307,860      33,132,144
  Receivables
     Trade, net of allowance for doubtful accounts of $70,000 and $59,000 at
       September 30, 2001 and December 31, 2000                                     4,552,281       1,371,553
  Accounts receivable from related party                                              344,649          22,290
  Inventories                                                                       8,652,784         760,851
  Prepaid expenses and other                                                        4,342,753       1,731,004
                                                                                 ------------    ------------
Total current assets                                                              101,592,343      51,064,326
Equipment and leasehold improvements
  Machinery and equipment                                                          33,690,692      19,194,828
  Leasehold improvements                                                            6,464,797       2,481,222
                                                                                 ------------    ------------
                                                                                   40,155,489      21,676,050
  Less accumulated depreciation                                                     8,767,019       4,430,927
                                                                                 ------------    ------------
                                                                                   31,388,470      17,245,123
Intangible assets                                                                   9,623,451      11,071,371
Other assets                                                                        3,534,407       3,812,190
                                                                                 ------------    ------------
         Total assets                                                            $146,138,671    $ 83,193,010
                                                                                 ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable                                                               $ 11,559,690    $ 11,439,002
  Accrued expenses and other liabilities                                            4,692,376       1,995,258
  Deferred revenue                                                                  2,369,666       1,711,450
  Long-term debt due within one year                                                2,541,296       6,796,234
  Capital lease obligations due within one year                                     1,382,239               0
                                                                                 ------------    ------------
Total current liabilities                                                          22,545,267      21,941,944
Deferred revenue                                                                    1,166,667       1,916,667
Long-term debt                                                                      4,650,829       2,095,211
Convertible note payable                                                                    0      10,000,000
Other                                                                                 200,000         200,000
Capital lease obligations                                                           3,366,284               0
Shareholders' equity:
  Convertible preferred stock, $.001 par value, 14,780,400 shares authorized:
     Series A, 1,131,600 shares issued and outstanding                                      0           1,132
     Series B, 600,000 shares issued and outstanding                                        0             600
     Series C, 560,400 shares issued and outstanding                                        0             560

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                     2001            2000
                                                                                 ------------    ------------
                                                                                  (UNAUDITED)      (AUDITED)
     Series D, 1,185,600 shares issued and outstanding                                      0          1,186
     Series E, 5,190,000 shares issued and outstanding                                      0          5,190
     Series F, 5,444,400 shares issued and outstanding                                      0          5,444

  Common stock, $.001 par value, 100,000,000 and
     36,000,000 shares authorized, respectively, 38,346,545
     and 15,633,800 shares issued and outstanding, respectively                        38,346         15,634
  Common stock to be issued, 116,855 shares                                                 0        856,800


  Additional paid-in capital                                                      184,608,966     98,871,975
  Deferred stock compensation                                                      (2,373,307)    (4,570,364)
  Accumulated deficit                                                             (68,064,381)   (48,148,969)
                                                                                 ------------    ------------
         Total shareholders' equity                                               114,209,624     47,039,188
                                                                                 ------------    ------------
         Total liabilities and shareholders' equity                              $146,138,671    $83,193,010
                                                                                 ============    ===========



See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                            Statements of Operations
                                   (Unaudited)

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                            --------------------------------    ---------------------------------
                                                                   2001            2000              2001             2000
                                                            -------------     --------------    --------------   ----------------
Revenues:
   Product sales                                            $   7,314,642     $    3,442,092    $   25,304,633   $      4,652,006
   Development revenue                                            750,000                  0         2,360,000             19,022
   Grant revenue                                                  122,996            120,243           389,247            265,440
                                                            -------------     --------------    --------------   ----------------
Total revenues                                                  8,187,638          3,562,335        28,053,880          4,936,468
                                                            -------------     --------------    --------------   ----------------
Operating expenses:
   Cost of goods sold (note 6)                                  6,364,558          2,904,827        23,308,973          6,457,562
   Research and development (note 6)                            4,447,449          1,884,618        11,384,096          4,778,574
   Selling and marketing (note 6)                               2,173,513          1,138,818         7,074,926          3,366,366
   General and administrative (note 6)                          3,052,904          1,845,094         8,177,653          4,110,585
   Impairment loss                                                      0                  0                 0          5,788,889
   Merger costs                                                         0            195,565                 0            804,254
                                                            -------------     --------------    --------------   ----------------
Total operating expenses                                       16,038,424          7,968,922        49,945,648         25,306,230
Loss from operations                                           (7,850,786)        (4,406,587)      (21,891,768)       (20,369,762)
Other income (expense):
   Interest income                                                782,222            589,775         2,894,686            860,630
   Interest expense                                              (415,564)          (213,836)         (966,227)          (405,668)
   Other                                                           66,201             13,703            47,897             41,755
                                                            -------------     --------------    --------------   ----------------
Other income (expense):                                           432,859            389,642         1,976,356            496,717
                                                            -------------     --------------    --------------   ----------------
Net loss                                                    $  (7,417,927)    $   (4,016,945)   $  (19,915,412)  $    (19,873,045)
                                                            =============     ==============    ==============   ================
Deemed dividend upon issuance of convertible preferred
   stock                                                                0        (17,022,824)                0        (17,022,824)
                                                            -------------     --------------    --------------   ----------------
Net loss attributable to common
   shareholders                                             $  (7,417,927)    $  (21,039,769)   $  (19,915,412)  $    (36,895,869)
                                                            =============     ==============    ==============   ================
Basic and diluted net loss per share  (note 2)              $       (0.19)    $        (1.40)   $        (0.57)  $          (2.46)
Pro forma, basic and diluted net loss per share
   (note 2)                                                 $       (0.19)    $        (0.14)   $        (0.53)  $          (0.79)
Shares used in computing basic and diluted net loss per
   share (note 2)                                              38,335,352         15,053,160        35,046,057         15,005,147
Shares used in computing pro forma, basic and diluted
   net loss per share (note 2)                                 38,335,352         27,713,320        37,215,770         25,003,600


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                   ------------------------------
                                                                        2001             2000
                                                                   -------------     ------------
OPERATING ACTIVITIES:
Net loss                                                           $ (19,915,412)    $(19,873,045)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                       6,061,795        3,100,960
   Noncash stock compensation                                          2,300,535        1,285,109
   Noncash charge for impairment loss                                          0        5,788,889
   Deferred gain on sale of assets                                       167,042                0
   Changes in operating assets and liabilities:
      Receivables                                                     (3,503,087)      (1,413,679)
      Inventories                                                     (7,891,933)        (590,709)
      Prepaid expenses and other assets                               (2,455,309)      (1,955,328)
      Accounts payable                                                   120,688        7,812,245
      Accrued expenses and other liabilities                           2,373,636        1,390,068
      Deferred revenue                                                   (91,784)         693,098
                                                                   -------------     ------------
Net cash used in operating activities                                (22,833,829)      (3,762,392)
                                                                   -------------     ------------
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                    (18,479,439)      (7,400,957)
Proceeds from sale of equipment                                        5,070,000                0
Purchases of licensed technology and other intangible assets                   0       (6,520,908)
Purchase of short-term investments                                  (101,956,795)     (59,738,099)
Sales of short-term investments                                       52,781,079       17,975,000
                                                                   -------------     ------------
Net cash used in investing activities                                (62,585,155)     (55,684,964)
                                                                   -------------     ------------
FINANCING ACTIVITIES:
Proceeds from long-term debt                                           5,399,879        2,742,443
Payments on long-term debt                                            (7,099,199)        (229,705)
Proceeds from note receivable                                                  0        1,997,736
Proceeds from common stock, net                                       74,785,313          357,565
Proceeds from preferred stock, net                                             0       45,456,147
Payments on capital lease obligations                                   (321,477)               0
                                                                   -------------     ------------
Net cash provided by financing activities                             72,764,516       50,324,186
                                                                   -------------     ------------
Net change in cash and cash equivalents                              (12,654,468)      (9,123,170)
Cash and cash equivalents at beginning of period                      14,046,484       10,128,679
                                                                   -------------     ------------
Cash and cash equivalents at end of period                         $   1,392,016     $  1,005,509
                                                                   =============     ============


Noncash investing and financing activities:

During the nine months ended September 30, 2001, the Company sold $5,070,000 of equipment and simultaneously leased the equipment back under capital leases.

See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (unaudited)

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

Unaudited pro forma, basic and diluted net loss per share, as presented, is computed using the weighted average number of shares of common stock outstanding, assuming that the shares associated with the preferred stock and convertible note payable were converted to common stock upon issuance. It also excludes from the numerator the interest expense on the convertible note payable.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share.

                                                               For three months ended            For nine months ended
                                                                   September 30,                      September 30,
                                                             -----------------------------     -----------------------------
                                                                 2001             2000             2001            2000
                                                             ------------     ------------     ------------     ------------
Basic and diluted:
Net loss attributable to common shareholders                 $ (7,417,927)    $(21,039,769)    $(19,915,412)    $(36,895,869)
Shares used in computing basic and diluted net loss per
    share                                                      38,335,352       15,053,160       35,046,057       15,005,147
Basic and diluted net loss per share                         $      (0.19)    $      (1.40)    $      (0.57)    $      (2.46)
Pro forma, basic and diluted:
  Net loss                                                   $ (7,417,927)    $ (4,016,945)    $(19,915,412)    $(19,873,045)
  Interest on convertible note payable                                  0                0          187,500                0
  Pro forma, net loss                                        $ (7,417,927)    $ (4,016,945)    $(19,727,912)    $(19,873,045)

  Shares used above                                            38,335,352       15,053,160       35,046,057       15,005,147
    Pro forma adjustment to reflect weighted effect of
       conversion of preferred stock and convertible note
       payable                                                          0       12,660,160        2,169,713        9,998,453
  Shares used in computing pro forma, basic and diluted
       net loss per share                                      38,335,352       27,713,320       37,215,770       25,003,600
  Pro forma, basic and diluted net loss per share            $      (0.19)    $      (0.14)    $      (0.53)    $      (0.79)


(3)    Deemed Dividend Upon Issuance of Convertible Preferred Stock

Subsequent to the commencement of our initial public offering process, we reevaluated the deemed fair market value of our common stock as of July 2000 and determined it to be $11.90 per share. The Series F convertible preferred stock was issued at approximately the same time for $8.78 per share. The $17,022,824 aggregate excess of the fair value of the "if-converted" common stock over the preferred stock's conversion price was allocated to paid-in capital and created a discount on the preferred stock. That discount was immediately amortized to paid in capital (due to lack of retained earnings) and was considered a deemed dividend for loss-per-share purposes. For all other classes of preferred stock, the conversion price was greater than or equal to the fair value of the "if-converted" common stock.

(4)    Initial Public Offering

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

(5)    Inventory

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventory consists of the following:

                                      September 30         December 31,
                                         2001                  2000
                                      ------------        -------------
Raw material                          $  7,149,440        $     579,075
Finished goods and work in process       1,503,344              181,776
                                      ------------        -------------
Total inventory                       $  8,652,784        $     760,851
                                      ============        =============

(6)    Stock Compensation

Included in operating expenses are the following stock compensation charges:

                                    Three Months Ended                Nine Months Ended
                              -----------------------------    ------------------------------
                              September 30,   September 30,    September 30,    September 30,
                                   2001           2000             2001             2000
                              ------------    -------------    -------------    -------------
Cost of goods sold            $    113,690    $     218,572    $     443,275    $     547,767
Research and development            57,355           34,746          221,196           55,540
Selling and marketing               25,766           34,271          101,752          207,899
General and administrative         396,442          183,356        1,534,312          473,903
                              ------------    -------------    -------------    -------------
  Total stock compensation    $    593,253    $     470,945    $   2,300,535    $   1,285,109
                              ============    =============    =============    =============

(7)    Adoption of New Accounting Standard

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which was adopted by the Company on January 1, 2001. This Statement requires that all derivatives be recorded in the balance sheet at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no cumulative effect of adoption because the Company did not have any derivative financial instruments on January 1, 2001.

The Company sells its products in a number of countries throughout the world. In the quarter ending September 30, 2001, the Company sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales, the Company purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business, which qualify as foreign currency hedges. These hedges mature in less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. Contracts outstanding at September 30, 2001 represented a combined U.S. dollar equivalent commitment of approximately $2,986,000. The changes in the fair value of the Company's derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings. An unrealized loss on the forward contracts and an offsetting unrealized gain on the underlying hedged transactions were recorded as a liability and asset, respectively, in the financial statements.

(8)    Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000 should be read in conjunction with the sections of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on February 9, 2001, as amended, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of the financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.

OVERVIEW

Third Wave Technologies develops, manufactures and markets genetic analysis products used in the discovery and validation of the genetic basis of disease and the delivery of personalized medicine.

The company's patented Invader(R) product platform is highly accurate, sensitive, easy to use and cost-effective, enabling the acceleration of genome and pharmaceutical research and clinical patient analysis.

Third Wave's strategy is rooted in a simple concept: drive value creation by leveraging any one of its tens of thousands of unique research products into increasingly larger revenue and market opportunities as it moves from basic research to medical genetic to routine clinical applications. The Company has established strategic collaborations in the U.S. and abroad with government initiatives, pharmaceutical and biotechnology companies, academic research centers, clinical reference labs and major healthcare providers. Through these partnerships and ongoing research and development, Third Wave will continue to expand its menu of products and drive their transition from the research market to the clinical market

A large suite of Third Wave's turnkey Invader platform products is already available, including sets of analyte specific reagents for routine clinical use in the detection of mutations associated with deep vein thrombosis, and the Invader MAP (Medically Associated Panel) and SNP Panel products for research use. The Company has also introduced its first series of Invader RNA Assay products for measuring the expression levels of 30 genes with proven clinical relevance. Additional products for genotyping and gene expression analysis will be launched soon. These products will be available in flexible formats and include various densities of chromosome-specific panels, expanded genome-wide screening and medically associated panels including disease-specific panels, microsatellite replacement panels and assays for quantitating a number of infectious diseases and mRNA transcripts, including drug metabolizing enzymes, cytokines, chemokines, growth factors and housekeeping and reporter genes.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2001 and 2000

REVENUES. Revenues for the three months ended September 30, 2001, of $8.2 million represents an increase of $4.6 million as compared to revenues of $3.6 million for the corresponding period of 2000. Revenues for the nine months ended September 30, 2001, of $28.1 million represents an increase of $23.2 million as compared to revenues of $4.9 million for the corresponding period of 2000.

Product revenues increased to $7.3 million for the quarter ended September 30, 2001, from $3.4 million in the quarter ended September 30, 2000. Product revenues increased to $25.3 million for the nine months ended September 30, 2001, from $4.7 million in the nine months ended September 30, 2000. The increase in product sales was the result of increasing sales of the Invader products, which are consumable tests and reagents used for DNA and RNA analysis in research and clinical applications. Product sales during the nine month period were above expectations as our largest customer accelerated its purchases of our proprietary Cleavase enzyme. The customer will use the enzyme in conjunction with previously delivered Invader SNP probes sets, as well as those planned to be delivered over the remainder of the project.

Development revenues increased to $0.8 million for the three months ended September 30, 2001, from $0 for the three months ended September 30, 2000. Development revenues increased to $2.4 million for the nine months ended September 30, 2001 from less than $0.1 million for the nine months ended September 30, 2000. The increase is primarily due to development work being done on a development and commercialization agreement with BML, Inc. Under the agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of the 2003 calendar year.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended September 30, 2001, cost of goods sold increased to $6.4 million compared to $2.9 million for the corresponding period of 2000. For the nine months ended September 30, 2001, cost of goods sold increased to $23.3 million compared to $6.5 million for the corresponding period of 2000. The increase was primarily due to the increased material expenses as a result of higher product sales and costs incurred as we put in place additional manufacturing capacity to meet accelerating demand for our Invader products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended September 30, 2001, were $4.4 million, compared to $1.9 million for the corresponding period of 2000. Research and development expenses for the nine months ended September 30, 2001, were $11.4 million, compared to $4.8 million for the corresponding period of 2000. The increase in research and development expenses for the three and nine month periods of $2.5 and $6.6 million, respectively, was primarily attributable to increased expenses associated with additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, deferred compensation amortization and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended September

30, 2001, were $2.2 million, an increase of $1.1 million, as compared to $1.1 million for the corresponding period of 2000. Selling and marketing expenses for the nine months ended September 30, 2001, were $7.1 million, an increase of $3.7 million, as compared to $3.4 million for the corresponding period of 2000. We attribute this increase to the hiring of additional personnel and increased costs associated with establishing and expanding our clinical and research businesses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $3.1 million in the three months ended September 30, 2001, from $1.8 million for the corresponding period in 2000 and $8.2 million in the nine months ended September 30, 2001, from $4.1 million for the corresponding period in 2000. The increase is due to the hiring of additional personnel to support our growing business activities and increased costs associated with operating a public company.

IMPAIRMENT LOSS. In the nine month period ending September 30, 2000, an impairment charge of $5.8 million was recognized. The impairment charge pertains to intangible assets recorded in connection with terminating a distribution agreement.

MERGER COSTS. In January 2000, we entered into an agreement to merge with another company. In May 2000, we and the other company mutually agreed to terminate the merger agreement. During the three months and nine months ended September 30, 2000, we incurred expenses related to the proposed merger of $0.2 million and $0.8 million, respectively.

INTEREST INCOME. Interest income for the three months ended September 30, 2001, was $0.8 million, compared to approximately $0.6 million for the corresponding period of 2000. Interest income for the nine months ended September 30, 2001, was $2.9 million, compared to approximately $0.9 million for the corresponding period of 2000. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances, which we held as a result of our initial public offering in February 2001, offset by amounts used to fund operating activities and a decrease in interest rates realized on our investments.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2001, was approximately $0.4 million compared to $0.2 million in the corresponding period in 2000. Interest expense for the nine months ended September 30, 2001, was approximately $1.0 million compared to $0.4 million in the corresponding period in 2000. The increase in interest expense was due to additional debt related to the capital equipment financing completed in September 2000, May 2001, and September 2001 and the convertible note payable from December 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of September 30, 2001, we had cash and cash equivalents and short-term investments of $83.7 million.

In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $74.6 million.

Net cash used in operations for the nine months ended September 30, 2001, was approximately $22.8 million, compared with approximately $3.8 million for the comparable period in 2000. Non-cash charges in the nine months ended September 30, 2001, included stock compensation expense of $2.3 million, depreciation and amortization expense of $6.1 million and deferred gain on the sale of fixed assets of $0.2 million. The change in operating assets and liabilities for the nine months ended September 30, 2001, included an increase in accounts receivable of $3.5 million, an increase in inventory of $7.9 million, an increase in prepaid expenses and other assets of $2.5 million, an increase in accounts payable of $0.1 million, an increase in accrued liabilities of $2.4 million and a decrease in deferred revenue of less than $0.1 million. Investing activities included $18.5 million for purchases of capital equipment, proceeds of $5.1 million from the sale of equipment during the nine months ending September 30, 2001, and $49.2 million for the net purchases of short-term investments. Financing activities for the nine month period included the use of $7.1 million to repay debt, proceeds of $5.4 million from capital equipment financing and net proceeds from the issuance of common stock of $74.8 million, which was primarily from our initial public offering in February 2001.

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

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

       -      our progress with our research and development programs;

       -      our level of success in selling our products and technologies;

       - our ability to establish and maintain successful collaborative relationships;

       - the costs we incur in enforcing and defending our patent claims and other intellectual property rights; and

       -      the timing of purchases of additional capital.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q by management from time to time, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Risk Factors" section of our final prospectus dated February 9, 2001 comprising part of our registration statement on Form S-1 filed with the Securities and Exchange Commission, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements.

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

                  From the time of receipt through September, 2001, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We have used cash on hand prior to the Offering to fund our general operations.

                  We expect to use between $10.0 and $20.0 million of the net proceeds of the Offering for capital expenditures, including facilities expansion and purchases of equipment. We expect to use the remainder of the net proceeds for general corporate purposes, including working capital and research and development activities.

                  A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of these businesses, products, or technologies. We have no current agreements or commitments regarding any such transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits Required by Item 601 of Regulation S-K - None.

         (b) Reports on Form 8-K filed during the three months ended September 30, 2001 - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THIRD WAVE TECHNOLOGIES, INC.


Date: November 14, 2001         By:  /s/  Lance Fors
                                   ---------------------------------------------
                                Lance Fors, CEO

Date: November 14, 2001         By:  /s/  John Comerford
                                   ---------------------------------------------
                                John Comerford, Vice President and General
                                Counsel

Date: November 14, 2001         By:  /s/  John Puisis
                                   ---------------------------------------------
                                John Puisis, CFO