Form 10-K
period 2001-12-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2002-04-01
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2001, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM_________________TO______________

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.001 Par Value Per Share
                        Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on February 28, 2002, was 83,576,253, based on the last sale price on that date as reported by The
Nasdaq Stock Market.

As of December 31, 2001, the registrant had 39,374,014 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2002.

                             THIRD WAVE TECHNOLOGIES
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS
ITEM 2.    PROPERTIES
ITEM 3.    LEGAL PROCEEDINGS
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
ITEM 6.    SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.   EXECUTIVE COMPENSATION
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
           FORM 8-K

SIGNATURES


FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-K, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-K are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the "Overview" section of Item 7 hereof and in the "Risk Factors" section of
Item 1 hereof, which factors are specifically incorporated herein by this reference.

You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements.

In this Form 10-K, we refer to information regarding our potential markets and other industry data. We believe that all such information has been obtained from reliable sources that are customarily relied upon by companies in our industry. However, we have not independently verified any such information.

In this Form 10-K, the terms "we," "us," "our," "Company" and "Third Wave" each refer to Third Wave Technologies, Inc.

In the United States, France and the United Kingdom our registered trademarks are Cleavase(R) PowerScan(R) and Invader(R). Cleavase, CFLP and Invader are registered in Germany. CFLP and Invader are also registered in Japan. Trademark registration for InvaderCreator(TM) is pending in the United States, France, Germany, the United Kingdom and Japan. Trademark registration is pending in the United States for Third Wave.


                                     PART I

ITEM 1. BUSINESS

Third Wave Technologies, Inc. is a leading developer, manufacturer and marketer of genetic analysis products used in the discovery and validation of the genetic basis of disease and the delivery of personalized medicine. Our patented genetic analysis platform, the Invader product platform, offers several advantages over conventional genetic analysis technologies that we believe are making the Invader platform the technology of choice to address the rapidly growing demand for such products. Genetic variations are the origin of most differences between individuals, including differences in disease predisposition and drug therapy response. The analysis of these millions of variations in up to hundreds of millions of individuals will require billions of tests. The Invader platform is highly accurate, sensitive, easy to use, cost-effective and does not require the copying of the genetic sample using a complex copying technique known as polymerase chain reaction, or PCR. Additionally, our products are compatible with existing automation processes and detection platforms and are available in convenient, ready-to-use formats. These advantages make the Invader platform the ideal solution for genetic analysis across the health care continuum from disease discovery to the point of patient care, including large-scale disease association studies, drug response marker profiling and molecular diagnostics.

Third Wave is a Delaware corporation. The Company's principal executive offices are located at 502 South Rosa Road, Madison, Wisconsin 53719, and the telephone number is (888) 898-2357.

INDUSTRY BACKGROUND

         Genetic information provides a basis for understanding biological and medical functions in organisms. In June 2000, public and private efforts, including the Human Genome Project, jointly announced the completion of the sequencing of the billions of DNA bases of the human genome. Genomic research is currently focused on the identification and analysis of genetic variations-- including establishing and validating the association of specific variations with predisposition to disease or drug response within the genome from person to person. These variations are differences, or polymorphisms, in DNA sequences. The most common genetic variations are differences in a single DNA base, or nucleotide, and are called single nucleotide polymorphisms, or SNPs.

    IMPORTANCE OF GENETIC VARIABILITY

     Approximately 99.9% of every individual's genome is identical with that of every other individual. However, variation in the genome can modify how a gene functions. These variations can lead to a spectrum of observable differences, such as eye and hair color. Genetic variations are a major underlying component of many diseases and disorders, including cancer, inflammation, hypertension and cardiovascular disease, with many diseases being affected by multiple variations. Genetic variations are also responsible for many of the differences in how individuals respond to drug therapies. As a result, analysis of SNPs and other genetic variations is playing an increasingly important role in the discovery and development of new drugs, and in a variety of diagnostic, prognostic, therapeutic and other medical and life science applications. Industry sources estimate that there are millions of genetic variations in the human genome, which has created a continuing increase in demand for products that can quickly and accurately detect and analyze these variations.

    GENOTYPING AND SNP ANALYSIS

     Genotyping is the process of determining genetic variations, including SNPs, that are present in an individual. Although some SNPs are known to be a major cause of inherited diseases and individual differences in drug response, the vast majority of inherited SNPs have not yet been analyzed. To identify medically relevant genetic variations, potentially millions of variations are being analyzed in large numbers of individuals using billions of analysis tests. Once the medical relevance of particular variations or groups of variations is determined, tests for that variation may then be performed on hundreds of millions of individuals.

    GENES AND GENE EXPRESSION ANALYSIS

     Genes are segments of DNA within the genome that direct the production of proteins. Cells use these proteins to carry out their functions. It is now recognized that essentially all stages of disease are caused by changes in the expression levels of genes. Scientists have, therefore, begun to study the expression of genes in both disease and non-disease states. Gene expression analysis determines gene activity by detecting and quantifying the level of messenger RNA, or mRNA, produced from a gene. Although all genes are present in all cells, each cell generally expresses only those genes it needs for the specific functions it performs. By measuring the amounts of the mRNAs in affected cells, medical professionals can understand how drugs and disease progression affect cells and, consequently, a patient's health. Gene expression analysis is being widely adopted as an integral step in drug discovery and development, as well as in determining appropriate drug therapies and monitoring their efficacy.

GENETIC ANALYSIS MARKET OPPORTUNITIES

     The current worldwide market for genetic analysis products, which consists of reagents, assays and other consumables used in performing genetic analysis tests, is estimated to be at $1.0 billion and is expected to grow to $10 billion by 2005.

     The research market includes both genotyping, including SNP analysis, and gene expression analysis applications. Industry sources estimate that the current size of the research market is $325 million and is expected to grow to $2.2 billion by 2010. The research market includes:

     -  confirmation of new sites of genetic variation in DNA;

     -  validation of the medical importance of specific genetic variations; and

     - utilization of genetic variation and gene expression analysis in drug discovery and development, determination of disease predisposition and clinical test development.

     The clinical market also includes both genotyping and gene expression analysis applications. Industry sources estimate that the current size of the clinical market is $800 million and is expected to grow to more than $8 billion by 2005.

The clinical market includes:

     -  formulation of customized treatments based on genetic profile;

     -  monitoring of the efficacy of drug therapies;

     -  diagnosis of infectious and inherited diseases;

     -  early assessment of emerging disease;

     -  analysis of viral and bacterial drug resistance; and

     -  matching of recipients and donors in organ and tissue transplants.

CONVENTIONAL GENETIC ANALYSIS TOOLS AND LIMITATIONS

     The initial technique for the analysis of genetic variations was hybridization, which was first developed in the 1970s. Hybridization relies on the principle that a unique piece of DNA will bind, or hybridize, most strongly to its exact complement. In hybridization, short, synthetic segments of DNA, also known as probes, are used to locate and bind to their counterparts within a mixture of sample DNA or RNA. Hybridization is often performed using instrumentation that incorporates a detection medium that provides a signal to indicate whether the probe has hybridized to the sample DNA or RNA. However, hybridization used alone has several limitations. In particular, the process in which the probe binds to its counterpart requires ideal testing conditions to avoid inaccurate results. Even minute changes in testing conditions, including temperature and other reaction conditions, can dramatically affect the outcome of the hybridization reaction and, therefore, the reliability of test results.

     Beginning in the 1980s, various techniques were invented with the objective of improving the reliability of hybridization. However, these methods do not provide a signal that is sufficient to be generally detectable. Therefore, in order to use these methods, it is necessary to first copy, or amplify, the segment of DNA or RNA to be analyzed using a complex technique known as polymerase chain reaction, or PCR. These techniques, whether involving hybridization alone or in combination with additional steps, have significant limitations, including:

     - Inability to Directly Analyze Genomic Samples. Conventional methods are not sensitive enough to directly analyze a particular genetic variation contained within the 3 billion data points in the human genome. As a result, these methods require that, for each genetic variation of interest, the small portion of the genome that contains it must be amplified using PCR. This amplification process adds time and material and labor costs, makes automation and quantitative analysis difficult and is susceptible to errors resulting from sample contamination.

     - Highly Complex Product Development Process. Conventional methods frequently require trial and error testing to validate tests or product designs. Therefore, with conventional technologies, the process of developing a test, or product, for analyzing a specific genetic variation is highly complex and cannot be automated easily. This problem is exacerbated by the dependence of conventional methods on PCR, which requires specific design and optimization of the PCR process for each new test being developed. These problems severely limit the ability to use conventional techniques to develop the large numbers of products that will be required for comprehensive analysis of human genetic variations.

     - Low Degree of Accuracy. A high degree of accuracy is essential to detect and quantify genetic variations, which may involve the analysis of thousands of genetic variations per individual. Conventional methods can result in one or more tests in 10 being inaccurate. These inaccuracies are magnified in tests for multiple variations. For example, in a test panel involving six genetic variations, the overall panel accuracy for a technology having 95% accuracy per result would be only 74%.

     - Difficulty of Use. Many of the conventional analysis methods involve multiple technical steps requiring human intervention, which make the analysis difficult to perform and impossible to fully automate. In addition, while many pharmaceutical companies and research organizations have already purchased expensive detection instrumentation, many conventional methods cannot be used on multiple instrument platforms, requiring customers to purchase additional equipment.

     - High Cost Per Test Result. Due to the complexity of the product development process, the difficulty of use and inability to directly analyze genomic samples, conventional methods can cost in excess of $1.00 per test result for research applications. These cost levels can be prohibitive for pharmaceutical companies and research organizations contemplating large-scale studies involving up to millions of genetic variations in millions of patient samples.

     - Limited Clinical Viability. Because of the low degree of accuracy and difficulties associated with product development and use, conventional methods have not been broadly applicable to clinical settings.

     Capturing the expanding market opportunity for genetic analysis will require technologies and products that address and overcome these significant limitations to provide cost-effective, highly reliable genetic testing and analysis.

THE THIRD WAVE SOLUTION

     Our proprietary Invader platform offers a highly sensitive technology that can detect and quantify genetic variations directly from unamplified genomic DNA, RNA and infectious agents. The advantages of our proprietary technology include:

     - Direct Analysis of Genomic Samples. Our Invader platform is sufficiently precise to analyze genomic samples directly, eliminating the requirement for PCR amplification and making the Invader platform well suited to automation and large-scale genetic analysis. Customers are routinely performing more than 400,000 genotypes per day with the Invader platform.

     - Rapid, Automated Product Development Process. We have developed a proprietary software program for the development of our products and have automated the processes for both the manufacture and quality control of these products. Using this software and automation, we can develop and manufacture turnkey products significantly more quickly than conventional analysis techniques permit. Once we have incorporated a product into our catalog of developed products, even less production time is required.

     - Highly Accurate. The Invader platform has been found in published, independent studies to be between 99.6% and 100% accurate in correctly identifying genomic variations in routine use. Testing conducted recently by a series of our clinical customers found our genotyping products to be 99.9% accurate.

     - Ease of Use and Platform Independence. The ability to automate assay usage allows us to eliminate many of the steps that require human intervention, reducing the possibility of errors and making the Invader platform easier to use than conventional methods. We have introduced the groundbreaking Invader "panel" format, which offers unmatched ease of use as all the user must do is add genomic DNA, incubate the assay and read the results. All the necessary components are pre-mixed and dried in the bottom of each test well. The performance and ease of use of our one-step, "just add patient sample" format are critical to accelerating the delivery of DNA-based tests to doctors' offices and other primary points of care. In addition, because the Invader products can be used on nearly all major instrumentation systems in place today, our customers do not need to purchase new instrumentation to adopt our technology. This flexibility enables us to provide our products to customers who use different instrument platforms with a configuration tailored to their unique needs.

     - Lower Cost Per Test Result. Due to our automated product development, increased ease of use and ability to directly analyze genomic samples, we have been able to reduce the cost per result significantly. These cost reductions are making large-scale genomic studies more feasible as a research and development tool for pharmaceutical companies and research organizations. In addition, the cost advantages associated with the use of the Invader platform is proving attractive to major health care providers, who are interested not only in validating the clinical utility of a genetic markers of interest to them, but who share our commitment to accelerating the adoption of genetic analysis in clinical settings.

     - Increased Clinical Viability. The accuracy, ease of use and low cost per test makes the Invader platform well suited for use in clinical settings and has enabled us to build the broadest menu of clinical genetic variation analysis products. Our automated product development process is enabling us to efficiently develop new clinical products and to market clinical applications products that were originally developed for research use.

THIRD WAVE STRATEGY

     Our strategy for capitalizing on the growing market opportunity in genetic analysis products and commercializing our products and technologies is to:

     - Establish Our Invader Platform as the Standard for Genetic Variation Analysis Products. We are becoming the leading provider of genetic analysis products and technologies by being the first to market with the broadest menu of highly accurate, easy-to-use genetic analysis products and by leveraging those products into commercial opportunities of increasing value across the health care continuum from disease discovery to the point of patient care. We are currently marketing nine clinical products to address the markets for the genetic analysis of thrombosis and cardiovascular disease risk. We manufactured and shipped more than 100,000 unique assays and we have successfully designed an additional
        1.7 million unique assays for research use applications.

     - Optimize Technology and Production Efficiencies. We work continually to further enhance our technology platform and to enable manufacturing efficiencies that reduce costs and allow us to commercialize our products more rapidly. The Invader technology has been successfully used in a microarray format. A microarray contains thousands of unique genetic variation analysis targets at discrete sites on a solid surface or support like microscopic latex beads or a small glass or plastic chip, allowing researchers to test for each of those variations from the same genetic sample at the same time. The Invader technology has also been coupled the high-multiplexing capabilities of ACLARA BioScience's eTag sequence-labeling technology, which enables customers to profile many genes simultaneously in a single reaction directly from crude cell lysates, without the need for sample prep or polymerase chain reaction
        (PCR).

     - Establish Additional Collaborative Relationships to Obtain Rights To Commercialize Discoveries. We intend to establish additional collaborative relationships with leading research organizations and pharmaceutical companies that will provide us with rights to commercialize the discoveries made using the Invader platform. These relationships will be focused on the discovery of the associations of specific genetic variations with major disease states, including cancer, hypertension, inflammation and cardiovascular disease. Our strategy is to offer our research collaborators early access and lower-cost use of the Invader platform in exchange for the rights to commercialize the discoveries they make using it. These rights typically enable us to offer new genetic products for clinical research and clinical diagnostic applications.

     - Enter into Additional Commercial Alliances To Market Our Products and Access New Technologies. We intend to enter into strategic commercial alliances that will allow us to leverage our collaborators' marketing, sales and new applications development strengths and gain access to complementary and emerging technologies. Additionally, we plan to enter into strategic alliances with a number of companies that can provide proprietary and synergistic technologies to enhance our product offerings. These alliances can open up new markets and marketing channels and provide us with rights to use new and emerging detection and other technologies, such as microfluidics and microarrays, with the Invader platform. We also intend to leverage the strength of our broad product menu with major health care providers with a strong tradition of conducting clinical research. These partnerships will validate the clinical utility of a variety of genetic markers and accelerate the implementation of molecular diagnostics as an emerging, new standard of care.

     - Capitalize on Existing and Emerging Opportunities in Clinical Markets. We intend to rapidly gain market share in the clinical market by developing and commercializing products to address emerging needs in the clinical market and expanding our customer base for existing and new products through aggressive marketing and sales. We have introduced five clinical products to address the market opportunity for the genetic analysis of predisposition for blood clotting and four clinical products to address the market opportunity for the genetic analysis of cardiovascular disease risk. We plan to introduce additional clinical products for many other applications, including the diagnosis of many common and treatable diseases. We currently sell to the clinical market with our internal sales force, which targets leading clinical reference laboratories in the United States. Our future sales strategy for the clinical market will include a combination of building our sales force, strategic development, and distribution and/or co-marketing arrangements.

INVADER PLATFORM

    INVADER TECHNOLOGY

     Our patented Invader platform can be differentiated from conventional genetic analysis methods in at least two significant ways. First, our technology uses a patented enzyme, known as a Cleavase enzyme, that only recognizes and cuts the specific structure formed during the Invader process. The benefits of using this structure-specific enzyme versus sequence-specific conventional technologies are enhanced assay specificity, ease of development and use. Second, our technology relies on linear amplification of the signal generated by the Invader process rather than exponential amplification of the target sample resulting from PCR. Linear amplification, which means that a single target generates a given number of signals over a given period of time, allows for easy quantification of target concentration and reduces the effects of sample contamination that may result from exponential target amplification, in which a single target generates two additional targets and each generated target generates an additional two targets and so forth.

     In its most common configuration, our Invader products detect and/or quantify a target of interest through two steps. In the first step, two short synthetic segments of DNA, or probes, hybridize, to the target of interest. One probe is called the Invader probe and the other is called the Primary probe. The

Primary probe includes a short portion, known as a flap, which does not hybridize to the target. The hybridization of the Invader and Primary probes at a specific location on the target forms the structure recognized by the Cleavase enzyme, which then cuts the unbound flap off of the Primary probe. When the target of interest is not present, the structure is not formed and cutting does not occur. The target of interest, when present, induces the cutting of several thousand flaps per hour in a linear fashion.

     In the second step, each flap generated in the first step hybridizes, or binds, to a third probe, called a FRET Cassette, forming the structure recognized by the Cleavase enzyme. The enzyme then cleaves off a portion of the FRET Cassette causing, in the most common format, the reaction to emit a detectable fluorescent signal. Consequently, each flap generated in the first step induces the generation of several thousands of detectable signals per hour. In this way, an Invader assay produces tens of millions of detectable signals per target when the target is present, which can be read easily on most existing detection systems. The result is that the Invader technology produces millions of target-specific signals without copying the target sample itself.

     Our Invader platform is much more precise than conventional technologies and can produce accurate results over a broad range of temperatures and solution conditions. In addition, unlike conventional approaches, the Invader platform operates at a single reaction temperature, making it easier to use by reducing the level of sophistication and training required for users of the system.

    INVADER PRODUCTS

     Our Invader products can be configured in a wide variety of formats and combinations depending on the user's desired applications, detection systems and other requirements. These formats may include a combination of Invader probes, Primary probes, FRET Cassettes, Cleavase enzyme, buffers and other components. All our products for a particular user are designed to use the same reaction conditions, permitting easy automation of both assay design and test performance. Since no aspect of the process requires individual optimization for the user, any combination of reactions may run on a single assay plate, and all plates are handled in an identical fashion.

     The Research Market

     - Genotyping Products and Panels. We have developed and manufactured more than 100,000 Invader DNA Assay products, each designed to analyze a unique genotype. We have successfully designed more than 1.7 million additional unique products. We have automated the SNP genotyping product development and manufacturing process. As a result, we believe that we will be able to produce hundreds of thousands of new products for analyzing additional genotypes during the next several years. These products will be available individually or in combination, including as panels for disease-specific, chromosome-specific or genome-wide genotype analysis. We have completed, for example, the development of a panel of 2,000 SNP assays for chromosome 22 and a panel of 10,000 coding SNP assays for medium resolution genome analysis.

     - Plant and Animal Agriculture Products. On December 14, 2001 we acquired the remaining 50% of the outstanding shares of Third Wave AgBio, Inc. (please see detailed reference in Note 2 to the Financial Statements and Supplementary Data found on Page F-14). We have developed products based on the Invader technology for plant and animal genetic research markets. In addition, we will create products for applications in plant and animal molecular diagnostics markets.

     - Gene Expression Product and Panels. We have developed Invader RNA Assay products for quantifying the expression of genes involved in immune response and drug metabolism. We intend to develop additional products to address the demand for the accurate quantification of existing and newly discovered genes involved in immune response, drug development and metabolism and response or non-response to drug therapy. These products will be available individually or in combination, including as groups of tests, or panels, for particular applications.


    Clinical Market

     - Genotyping Product Catalog and Panels. We have developed nine clinical products, which are currently being marketed under FDA regulations as analyte specific reagents, or ASRs, to address market opportunities for the genetic analysis of deep-vein thrombosis and cardiovascular disease risk factors. We are currently developing a number of additional ASR products for clinical genotyping applications.

    INVADER PRODUCT APPLICATIONS

     We anticipate that pharmaceutical and biotechnology companies, academic research centers, government initiatives, clinical reference laboratories and health care providers will be able to utilize our products in many aspects of disease discovery, drug development, clinical trials, and patient diagnosis and treatment applications including those described below.

     Genomic Product Applications

     - Disease Association Studies. Pharmaceutical companies, academic research institutions and government initiatives can use our products to discover and validate the association of specific genetic variations with predisposition to a particular disease or response to a drug therapy. Once an association has been validated, the product that detects the variation may be refined and introduced as a clinical diagnostic.

     - Plant and Animal Genetic Research and Molecular Diagnostics. Leading plant and animal genetic research organizations can use our products for the purposes of understanding the genetic identity, parentage, predisposition to or presence of disease, and possession of desirable or undesirable traits in plant and animal organisms.

     - Target Identification and Validation. Pharmaceutical companies and others can use our products to determine associations between a particular medical condition or disease and one or more genetic variation profiles to identify genes that are related to the condition. These candidate genes may then serve as potential targets for new drug development. Once a potential target has been identified, pharmaceutical companies will be able to use our products to confirm the action of these targets.

     - Lead Compound Identification, Validation and Optimization. Pharmaceutical companies can use our products to identify potential drug compounds. For example, they can identify compounds that not only act on the proteins encoded by the target gene, but also on the proteins encoded by the variants of the gene. In this manner, a pharmaceutical company can identify potential drug compounds that act on multiple versions of a target protein. Our products will be able to be used to validate potential drug candidates by performing biological assays on these compounds against variants of a given protein. Companies may also optimize and improve potential drug candidates by seeking to establish broader efficacy over larger populations through studies on known variants of targets.

     - Preclinical and Clinical Testing. Pharmaceutical companies will be able to use our products to test model systems, such as mice, and to correlate therapeutic and metabolic responses to known genetic variation profiles in the target or in related enzymes to better predict drug efficacy and safety. Additionally, pharmaceutical companies can use our products to select patients for clinical trials based on the presence or absence of genetic variation profiles known to be associated with drug response.

     - Market Extension/Drug Revival. Pharmaceutical companies will be able to use our products in marketing programs to expand or extend markets of an existing drug to new patient groups. This may lead to label extensions, additional patent protection and longer commercial lives for existing drugs based on patient genetic profiles. Similarly, pharmaceutical companies will be able to use our products to bring back to market drugs which were previously removed due to adverse drug response or lack of therapeutic activity.

     Clinical Product Applications

     - Clinical Diagnosis. Clinical reference laboratories and health care providers can use our products to diagnose a number of diseases.

     - Therapy or Treatment Selection. Medical professionals will be able to use our products to customize treatment regimens specifically to a particular patient. This could significantly reduce erroneous or ineffective prescriptions and increase the likelihood that patients receive the proper dosage of appropriate drugs. Our products can also be used by managed care systems and other healthcare providers to tailor patient drug therapy programs for maximum efficacy and avoidance of adverse drug reactions.

     - Therapeutic Monitoring. Medical professionals may use our products to monitor response to a particular therapeutic regimen, allowing earlier modulation of treatment, if necessary. This type of therapeutic monitoring could improve medical outcomes by reducing the time required to identify the most appropriate types and levels of treatment.


MANUFACTURING

     We currently manufacture our products at our three facilities, located in the Madison, Wisconsin area. Manufacturing is automated from receipt of a proposed target sequence to shipment of the corresponding product. Additionally, we have developed and implemented a modular manufacturing process at all of our manufacturing facilities, which allows easy expansion. Each manufacturing module consists of the following coordinated stations and computer support:

     -  proprietary software program for automated product design;

     -  bar code product tracking system;

     -  automated probe synthesis and processing system;

     -  automated probe purification station;

     -  automated probe quantification and dilution and fill station; and

     -  on-line robotic product quality control system.

     We have designed the manufacturing processes and area at each facility to optimize material flow and personnel movement with all the manufacturing and quality control operations. We have fully integrated our manufacturing modules with our materials, requirements, and planning system to manage and control our material and product orders and inventories.

     Our clinical products are produced in environmentally controlled clean rooms and are isolated from the rest of the facility consistent with national and international registration standards. We have registered the facilities used for manufacturing our clinical products with the United States Food and Drug Administration, or FDA, as a Device Manufacturer and we believe we are in compliance with FDA's quality system requirements, or QSRs.

MARKETING AND SALES

     We currently market and sell our products through a combination of direct sales personnel, which are focused primarily on the clinical market, and through collaborative relationships. Our clinical sales force is currently comprised of six individuals, and we plan to increase this sales force as market demand requires. The clinical sales force targets high volume clinical and reference laboratories that meet the criteria for highly-complex laboratories under the Clinical Laboratory Improvement Amendments of 1988.

     Our products for the research market are sold primarily through collaborative relationships with pharmaceutical companies and research institutions focused on life sciences in humans, plants, and animals. Our business development group targets leading pharmaceutical companies and research and academic institutions with the objective of entering into agreements for the supply of genetic testing products. We also appear at industry trade shows and advertise in trade publications in connection with our marketing efforts.

     During 2001, the majority of our product sales have been to international end customers, primarily in Japan and the United Kingdom. We intend to continue to pursue domestic and international market opportunities through a combination of distribution arrangements and collaborative relationships. We may also establish a direct international sales organization in selected major markets.

     For a description of our industry segment and our product revenues by geographic area, see Note 13 of the Notes to the Consolidated Financial Statements included under Item 8 of this Form 10-K.

COLLABORATIVE RELATIONSHIPS

     Our business involves research collaborations with instrument companies, pharmaceutical companies and academic institutions. Many of these entities have proven and renowned capabilities in gene-based product discovery and commercialization. We have entered into a number of collaboration agreements and are presently in late stage discussions with a select number of other groups to establish additional relationships. Although to date none of these relationships have resulted in clinical products, we expect to commercialize clinical products developed through these collaborative relationships. The following is a summary of our principal collaborative relationships.

    OTSUKA PHARMACEUTICAL COMPANY, LTD.

    We entered into a marketing and distribution agreement with Otsuka Pharmaceutical Company, Ltd. in October 2001. Under the agreement, we appointed Otsuka as our exclusive distributor for Invader research products in Japan and other countries in the Far East, Southeast Asia and the Middle East that together comprise approximately 25 percent of the world market for genome research tools.

    Otsuka is a leading provider of pharmaceuticals, medical devices, genome research products and other healthcare products. Otsuka Group and its overseas affiliates have 23,000 employees and had gross sales of approximately $8 billion in 2000. Otsuka is a prominent member of the Pharma SNP Consortium, created by the Japanese pharmaceutical industry to fund pharmacogenomic research in close collaboration with Japan's Millennium Project.

    The partnership of Third Wave with Otsuka will further accelerate Third Wave's market penetration in Japan, which is emerging as the largest and most robust market for SNP analysis products through its world leadership in SNP-disease association studies.

    The agreement is incremental to Third Wave's existing collaboration with the Japanese government's Millennium Project. Under that collaboration, Third Wave is supplying more than 120,000 Invader SNP assay products to the largest SNP-disease association study in the world.

    Otsuka will market, distribute and provide technical support for both existing catalog and new custom-order Invader products for genotyping and gene expression analysis.

    ACLARA BIOSCIENCES, INC.

    In October 2001, we entered a development and commercialization agreement with ACLARA BioSciences, Inc. focused on multiplexed gene expression research products. These research products couple the high-multiplexing capabilities of ACLARA's eTag sequence-labeling technology with the unique performance and ease-of-use characteristics of Third Wave's Invader platform.

    The combination of the ACLARA and Third Wave technologies will enable customers to profile many genes simultaneously in a single reaction directly from crude cell lysates, without the need for sample prep or polymerase chain reaction (PCR). We believe that this integration of complementary technologies will provide a level of throughput and multiplexing that is unprecedented among DNA and RNA detection or quantitation products.

    The first collaboration multiplex products will detect and quantify the expression levels of many key, clinically relevant genes, including cytokine genes, which regulate inflammatory and immune response, and cytochrome P450 genes, which regulate drug metabolism. The products will have immediate applications in drug discovery and development research.

     APPLIED BIOSYSTEMS GROUP, A DIVISION OF APPLERA CORPORATION.

    In August 2000, we entered into a development and non-exclusive supply agreement with the Applied Biosystems Group, a division of Applera Corporation. Under this agreement, we developed a panel of assays for high resolution genetic analysis including SNP detection. These assays were developed for use in a SNP initiative sponsored by various agencies of the Japanese government known as the "Japanese Millennium Project." Under the agreement, we developed and manufactured certain components for the assays and Applied Biosystems provided us with various raw materials. Applied Biosystems also developed an automated detection instrument for use in performing genomic analysis with the assays. In connection with the development program, Applied Biosystems also agreed to lend us various items of equipment used in the manufacture and quality control of the assays.

     Under the agreement with Applied Biosystems, we supplied the Japanese Millennium Project with assay components and invoiced Applied Biosystems in accordance with a fee arrangement defined in the agreement. We recorded as revenue our billings to Applied Biosystems in accordance with SAB 101 and other guidance; accordingly, no revenue was recognized until the final product was delivered to the Japanese government (i.e. billings related to shipments to Applied Biosystems were deferred until the ultimate sale to the outside party occurs). At the end of each quarter, we and Applied Biosystems each prepared an analysis of revenues recorded and costs incurred. Our costs included fees for equipment lent to us by Applied Biosystems under a separate equipment loan agreement. As a result of the profit analysis by each company, one party would owe the other an amount to achieve a 50%/50% split of the total profits under the agreement.

     In the second quarter of 2001, we elected to supply our products to the Japanese Millennium Project through a Japanese distributor. Our final quarterly reconciliation with Applied Biosystems accounted for shipments of products to Japan through the second quarter of 2001. In July 2001, we purchased the loaned manufacturing equipment from Applied Biosystems for approximately $4.8 million.

NOVARTIS AG

     In June 2000, we entered into a collaborative development agreement with Novartis Pharmaceuticals Corporation to develop a medium-density panel of 10,000 SNP assays spaced across the human genome. We will transfer 10,000 Invader assays comprising 3,840,000 genotype determinations to Novartis solely for its internal research and development applications worldwide.

     Upon execution of the agreement, Novartis paid a sum creditable against half of the amounts due upon transfer of the assays. Novartis also paid a sum for each genotyping determination. In addition, Novartis granted us a non-exclusive, fully paid-up worldwide license to improvements to the Invader assays made in the course of its performance under this agreement, as well as a right of first refusal to obtain an exclusive worldwide license to all patent applications claiming discoveries and inventions, made by Novartis in the course of using the assays, for diagnostic applications. This agreement is significant to us principally because of the value of the technology rights and rights of first refusal Novartis has granted us under the agreement.

     Each party has a right to terminate the agreement upon specified notice in the event that a breach of the agreement occurs without cure. If a termination occurs and we are the breaching party, we must refund payment for assays that have not been transferred.

     The agreement expired in August 2001.

    SMITHKLINE BEECHAM BIOLOGICALS

     In June 2000, we entered into a New Assay Development and Option Agreement with SmithKline Beecham Biologicals. Under the agreement, we will develop assays for genotyping and gene expression analysis for use in SmithKline's internal research and development of therapeutic vaccine applications.

     We divided the SmithKline program into three phases. In the first two phases, we will develop 7,000 assays for mRNA transcripts; in the third, we will develop 3,000 assays for DNA sequences. SmithKline will pay a development fee upon the initiation of each phase of the program. SmithKline will also pay for assays provided under this agreement, an initial support fee for up to 40 hours of our technical support during the initial phase, and additional payments for our technical support if needed during subsequent phases of the program.

     Upon completion of the program, SmithKline will evaluate the assays and will have a 90-day option to enter into a subsequent Development and Marketing Agreement with us to develop and distribute diagnostic assays based on our Invader platform for use with SmithKline's therapeutic vaccines.

     The agreement will expire upon the later of expiration of a 90-day standstill period beginning upon final delivery of the assays to SmithKline or the end of the 90-day option period, during which the parties will negotiate a collaborative development agreement, beginning upon notice from SmithKline, given before the end of the standstill period, that it desires to enter such an agreement. SmithKline may terminate the agreement at any time and we may terminate the agreement if SmithKline fails to cure a breach 30 days after we have provided written notification of such breach.

    BML

     In December 2000, we entered into a development and commercialization agreement with BML, Inc., one of the two largest clinical reference laboratories in Japan. Under this agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML and BML will pay us for the development.

     Under the agreement, BML paid us $3.0 million as reimbursement for past development expenses. Additionally, the agreement includes minimum funding for the development program by BML of $2.0 million for calendar year 2001 and $1.0 million for each of calendar years 2002 and 2003.

     Under the agreement, we agree to supply BML with its requirements of the developed assays for use in its clinical applications at preferential prices. Additionally, we will have the right to commercialize the developed assays worldwide; however, we agree not to commercialize these assays to third parties for use in Japan for a period between six and 24 months depending on whether the assay is covered by patents owned by BML. We have also agreed, upon BML's request, to negotiate the terms and conditions under which BML would have the right to distribute the developed assays in Japan. Also, BML granted us a license under all patent rights they own which cover the exploitation of the developed assays, for which we have agreed to pay them a royalty.

     The term of the agreement is until December 31, 2007. The agreement may be terminated by BML on six months written notice given on or after June 30, 2003. Additionally, either party may terminate the agreement on 60 days notice in the event the other party materially breaches the agreement.

    PFIZER

     In August 1999, we entered into a Research Agreement with Warner-Lambert, now Pfizer. Under this agreement we agreed to develop and supply assays for SNP analysis and mRNA assays for gene expression profiling for Warner-Lambert's research and development efforts. A total of 181 assays will be developed with a total of 184,000 determinations.

     Upon execution of the agreement, Warner-Lambert paid us the sum of $474,000 representing payment for all of the assays. We will own all improvements to the Invader assay technology made during the course of the program, and Warner-Lambert will own all other inventions. In addition, Warner-Lambert has granted us an exclusive, worldwide, royalty-free and irrevocable license under the inventions developed in the course of the development program to use and commercialize diagnostic applications. These technology and commercialization rights represent the principal value to us of this agreement.

     The development program may be terminated by Warner Lambert upon 15 days' prior written notice to us.

    STANFORD UNIVERSITY

     In September 1999, we entered into a research collaboration agreement with Stanford University that granted the Stanford Human Genome Center rights and licenses to use our proprietary technologies for internal research purposes. Stanford will use these technologies in research and development projects for the large-scale production of research and clinical assays. The agreement also provides that we will develop and supply up to 30 assays for the research projects.

     We will jointly own any intellectual property jointly developed with Stanford under this program. Stanford irrevocably granted us a worldwide, non-exclusive license to exploit any improvements to the SNP Invader assays. We also obtained from Stanford an irrevocable, exclusive license to exploit any discovery, invention, data or materials developed by Stanford from the SNP Invader assays, for research and diagnostic applications. We will pay Stanford a royalty on net sales of diagnostic products resulting from this collaboration sold by us or our sublicensees. We will share revenues from commercial sales of therapeutic products resulting from this collaboration. We primarily benefit from the intellectual property rights associated with this agreement.

     The term of the agreement is five years, which term may be extended by mutual agreement. The agreement may be terminated by Stanford, upon 60 days' prior written notice to us, but will terminate automatically, 60 days after written notice of a material breach by a party has been delivered to such breaching party.

    GENOME RESEARCH LIMITED (SANGER CENTRE)

     In September 1999, we entered into a collaboration agreement with the Sanger Centre to utilize our products in the construction of the first SNP map of a human chromosome and a corresponding SNP test panel. The collaboration focuses on SNPs located on human chromosome 22, which were identified as part of the Sanger Centre's chromosome 22 DNA sequence. Under this agreement, we developed and supplied assays for approximately 2,000 unique SNPs positioned along chromosome 22. Initially, the Sanger Centre is using this SNP test panel to type unamplified genomic DNA from a select group of several hundred individuals. For each of the 2,000 assays, we transferred 350 tests to the Sanger Centre for its Chromosome 22 linkage study, for a total of 700,000 genotypes. As part of a second phase of the program, the Sanger Centre has an option to purchase an additional 3,500,000-genotyping tests.

     We have access to all data developed over the course of this linkage study and the Sanger Centre has assigned to us all rights to any improvements developed under the agreement. The Sanger Centre pays us for each genotyping test that we supply. The payments that we have received under this agreement have not been material to our historical results of operations. Rather, the intellectual property rights that we received under this agreement represent its primary value to us.

     The agreement will terminate automatically, 30 days after written notice of a material breach by a party has been delivered to such breaching party.

INTELLECTUAL PROPERTY

    We have implemented an aggressive patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. We currently own 23 issued patents and exclusively license two issued patents in the United States, and own two issued patents in Australia and two issued patents in Canada. We have received notices of allowance for four additional United States patent applications and two Australian applications. We have 71 additional United States patent applications pending. In addition, we have licensed rights to patent applications pending in the United States, Japan and other major industrialized nations, covering genetic variations associated with drug metabolism. Reflecting our international business strategy, we have foreign filings in major industrialized nations corresponding to each major technology area represented in our United States patent and application claims.

    The issued, allowed and pending patents distinguish us from competitors by claiming proprietary methods and compositions for analysis of DNA and RNA, either genomic or amplified, using structure-specific cleavage processes and compositions. Issued and pending claims are included for assay design methods and compositions, as well as for use of the technology in various read-out formats such as fluorescence resonance energy transfer, mass spectrometry or in conjunction with solid supports such as micro latex beads or chips. We also have issued and pending claims covering oligonucleotide design production systems and methods. These methods also allow multiplexing or analysis of more than one sample in a single reaction, allowing the system to be easily amenable to a wide range of automated and non-automated detection methods.

     Generally, United States patents have a term of 17 years from the date of issue for patents issued from applications filed with the United States Patent Office prior to June 8, 1995, and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. For applications filed after May 29, 2000, the term is 20 years from the date of filing. A minimum term of 17 years is assured, provided that there are no applicant-caused delays during prosecution. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our issued United States patents will expire between 2012 and 2016. Our success depends to a significant degree on our ability to develop proprietary products and technologies. We intend to continue to file patent applications as we develop new products, technologies and patentable enhancements. Prosecution practices have been implemented to avoid any applicant delays that could compromise the guaranteed 17-year minimum term. There can be no guarantee that such procedures will prevent the loss of a potential patent term. This is particularly true in the short-term as the patent rules implementing the most recent patent term changes are largely new and untested.

     Complex legal and factual determinations and evolving laws make patent protection uncertain. As a result, we cannot be certain that patents will be issued from any of our pending patent applications or from applications licensed to us or that any issued patents will have sufficient breadth to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do United States patent laws.

     In addition to patent protection, we rely on copyright and trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants are required to sign agreements to assign to us their interests in discoveries, inventions, patents and copyrights arising from their work for us. They are also required to maintain the confidentiality of our intellectual property, and refrain from unfair competition with us during their employment and for a period of time after their employment with us, which includes solicitation of our employees and customers. We cannot be certain that these agreements will not be breached or invalidated. In addition, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technologies.

     In October 2000, we settled a dispute with ID Biomedical Corporation in which ID Biomedical had claimed that our products and processes infringed their patents. In the ID Biomedical settlement, we paid $4.0 million in cash and issued 545,454 shares of common stock and, in exchange, ID Biomedical dismissed its lawsuit against us and agreed not to sue us, our affiliates, our customers and certain others for infringement of patents held by ID Biomedical. In December 2000, we entered into a licensing arrangement with Dade Behring in order to resolve an intellectual property dispute between us and Dade Behring.

     In the future, we may become involved in lawsuits in which third parties file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technologies licensed to us, or whether those claims will harm our business. We may be forced to defend against such claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, and may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we may have to develop costly non-infringing technologies, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business and financial condition.

COMPETITION

    The markets for our technologies and products are very competitive, and we expect the intensity of competition to increase. Currently, we compete primarily with other companies that are pursuing technologies and products that provide alternatives to our technologies and products. Many of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development than we have. Moreover, competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products or render our products obsolete.

    In the research market, we compete with several companies offering alternative technologies which differ from the Invader product platform. These companies include, among others: Affymetrix, Inc., Amersham Pharmacia Biotech Ltd., Genometrix, Hyseq, Inc., Illumina, Inc., Luminex Corporation, Molecular Devices, Inc., Nanogen, Inc., Orchid Biosciences, Inc., Applera Corporation, Protogene Laboratories, Inc., Pyrosequencing AB, Rapigene, Inc., Sequenom, Inc. and Visible Genetics, Inc.

    In the clinical market, we also potentially compete with several companies offering alternative technologies which differ from the Invader product platform. These companies include, among others: Abbott Corporation, Bayer Corporation, Becton Dickinson and Company, BioRad Corporation, Chiron, Dade Behring, Inc., Digene, Hoffman-La Roche Ltd., Gen-Probe, Luminex Corporation, Orchid Biosciences, Inc. and Sequenom, Inc.

GOVERNMENT REGULATION

     We do not anticipate that our products that will be labeled for research use only, or RUO, or those products used in drug discovery or genomics will be subject to significant government regulation. The manufacture, labeling, distribution and marketing of our products labeled as analyte specific reagents, or ASRs, or labeled for clinical use will be regulated as medical devices by the FDA and in certain other countries. We believe our products currently marketed pursuant to FDA regulations as ASRs, as well as those products we intend to market in the future as ASRs, are exempt from the 510(k) premarket notification and premarket approval requirements. However, certain of our products or their applications may require that we obtain, or we may choose to obtain, regulatory clearances or approvals. These products would include, for example, clinical products that we choose to market as in vitro diagnostic products rather than as ASRs. We expect that we will apply for FDA clearances or approvals for some of our future products, and anticipate filing the first of such applications in calendar year 2002.

     The Food, Drug and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a premarket notification clearance, known as a 510(k), or a premarket approval, known as a PMA. Some of our clinical products may require a PMA, others may require a 510(k). Other products, like ASRs, may be exempt from regulatory clearance or approval.

     With respect to devices reviewed through the 510(k) process, we may not market a device until an order is issued by the FDA finding our product to be substantially equivalent to a legally marketed device known as a predicate device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial review. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the United States. The FDA, however, may determine that the device is not substantially equivalent and require a PMA, or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can further delay market introduction of our products.

     If the FDA indicates that a PMA is required for any of our clinical products, the application will require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. There can be no assurance that we will be able to meet the FDA's requirements or receive any necessary approval or clearance.

     Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how our device is marketed or to whom it may be sold. Even in the case of devices like ASRs, many of which are exempt from 510(k) clearance or PMA approval requirements, the FDA may impose restrictions on marketing. Our ASR products may be sold only to clinical laboratories certified under Clinical Laboratory Improvement Amendments of 1988, or CLIA, to perform high complexity testing. In addition to requiring approval or clearance for new products, the FDA may require approval or clearance prior to marketing products that are modifications of existing products. We cannot assure you that any necessary 510(k) clearance or PMA approval will be granted on a timely basis, or at all. Delays in receipt of or failure to receive any necessary 510(k) clearance or PMA approval, or the imposition of stringent restrictions on the labeling and sales of our products could have a material adverse effect on us. As a medical device manufacturer, we are also required to register and list our products with the FDA. In addition, we are required to comply with the FDA's quality systems regulations, or QSRs which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. In addition, the medical device reporting regulation requires that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

     Our manufacturing facilities are subject to periodic and unannounced inspections by the FDA and state agencies for compliance with quality system regulations. Additionally, the FDA will conduct a preapproval inspection for all PMA devices and in some cases for 510(k) devices. Although we believe we are in compliance with the FDA's quality system regulations for ASRs, we have never been inspected by the FDA and cannot assure you that we will be able to maintain compliance in the future. If the FDA believes that we are not in compliance with applicable laws or regulations, it can issue a warning letter, detain or seize our products, issue a recall notice, enjoin future violations and assess civil and criminal penalties against us. In addition, approvals or clearances could be withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on us.

     Any customers using our products for clinical use in the United States may be regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests, namely, waived, moderately complex and highly complex, and the standards applicable to a clinical laboratory depend on the level of the tests it performs. We cannot assure you that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on us by limiting the potential market for our products.

     Medical device laws and regulations are also in effect in many of the countries in which we may do business outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products, to requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in some states in which we do business. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not incur significant costs in obtaining or maintaining foreign regulatory approvals. In addition, export of certain of our products which have not yet been cleared or approved for domestic commercial distribution may be subject to FDA export restrictions.

     We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business.


EMPLOYEES

     As of December 31, 2001, we employed 294 persons, of whom 36 hold doctorate degrees and 196 hold other advanced degrees. Approximately 86 employees are engaged in research and development, 25 in business development, sales and marketing, 132 in operations and manufacturing and 51 in intellectual property, finance and other administrative functions. Our success will depend in large part on our ability to attract and retain qualified employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.


SCIENTIFIC ADVISORY BOARD

     We have established a scientific advisory board made up of leading scholars in the fields of genetic analysis, enzymology, mass spectrometry, microfluidics, microarrays, proteomics and molecular medicine. Members of our scientific advisory board consult with us on matters relating to the development of our products described elsewhere in this Form 10-K. Members of our scientific advisory board are reimbursed for the reasonable expenses of such consultations or attending meetings of the scientific advisory board. All of the members hold shares of our common stock or have received options to purchase shares of our common stock. The members of the scientific advisory board are as follows:

    Lloyd M. Smith, Ph.D., Kellett Professor of Chemistry at the University of Wisconsin-Madison.

    James E. Dahlberg, Ph.D., Frederick Sanger Professor of Biomolecular Chemistry, University of Wisconsin-Madison.

    John Todd, Ph.D., Professor of Medical Genetics, Cambridge Institute for Medical Research, Cambridge University, Cambridge, UK.

    Kenneth Welsh, Ph.D., Director of the Imperial College/Royal Brompton & Harefield National Health Service Genomics Center and Chairman of the Quality Control Scheme for Histocompatibility and Immunogenetics for the United Kingdom.

    Olke Uhlenbeck, Ph.D., Professor of Chemistry & Biochemistry, University of Colorado.

    Edwin Ullman, Ph.D., former Vice President and Director of Research at Behring Diagnostics.



RISK FACTORS

    RISKS RELATED TO OUR BUSINESS

WE HAD AN ACCUMULATED DEFICIT OF $84.9 MILLION AT DECEMBER 31, 2001, AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have had substantial operating losses since our inception in 1993, and we expect our operating losses to continue over the foreseeable future. We experienced net losses of $9.7 million in 1999, $25.6 million in 2000, and $36.8 million in 2001. In order to further develop our products and technologies for the detection of genetic variations, including development of new products for the clinical market, we will need to incur significant expenses in connection with our internal research and development and commercialization programs. As a result, we expect to incur operating losses for the foreseeable future. In addition, there is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience protracted or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY NEGATIVELY IMPACT OUR STOCK PRICE.

     Our revenues and results of operations have fluctuated significantly in the past and we expect significant fluctuations to continue in the future due to a variety of factors, many of which are outside of our control. These factors include:

      -  the volume and timing of orders for our products;

      -  changes in the mix of our products offered;

      - the timing of payments we receive under collaborative agreements, as well as our ability to recognize these payments as revenues;

      - the number, timing and significance of new products and technologies introduced by our competitors;

      - our ability to develop, obtain regulatory clearance, market and introduce new and enhanced products on a timely basis;

      - changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our products;

      - availability of commercial and government funding to researchers who use our products and services; and

      - availability of third-party reimbursement to users of our clinical products.

     Research and development costs associated with our products and technologies, as well as facilities costs, personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. We cannot adjust these expenses quickly in the short term. If our revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly. Failure to achieve anticipated levels of revenues could significantly harm our operating results for one or more fiscal periods. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, our operating results in a future fiscal quarter may not meet the expectations of stock market analysts and investors. In that case, our stock price would likely decline and investors would experience a decline in the value of their investment.


OUR TECHNOLOGIES AND INITIAL COMMERCIAL PRODUCTS MAY NOT BE COMMERCIALLY VIABLE OR SUCCESSFUL, WHICH COULD ADVERSELY AFFECT OUR REVENUES.

     We are currently developing and commercializing only a limited number of products based on our technologies. We plan to develop additional products, including products for clinical applications. We cannot assure you that we will be able to complete development of our products that are currently under development or that we will be able to develop additional new products. In addition, although data available to date are favorable, we do not have sufficient experience with broad use of our products in high volume clinical and research settings to be able to assure you that our customers will be able to use our products and technologies to successfully detect and quantify genetic variations. In addition, some of the genetic variations for which we develop our products may not be useful in assisting therapeutic or diagnostic product development. In this event, our sales or products for these genetic variations would diminish significantly or cease, and we would not be able to recoup our investment in developing these products. Accordingly, if we fail to successfully further develop our products and technologies, and if our technologies and products are not useful in the development of commercially successful therapeutic or diagnostic products, we may not achieve a competitive position in the market. If we fail to do so, our revenues will be seriously harmed and it is unlikely that we will ever achieve profitability. In this event, our stock price would likely decline.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY LIKELY NEED TO EXPAND OR ESTABLISH NEW MANUFACTURING FACILITIES AS WE COMMERCIALIZE OUR PRODUCTS.

     We have limited experience manufacturing our products, and have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We may need to establish new manufacturing processes or facilities. Facilities expansion and development or process improvements can be delayed by unforeseen circumstances, including inability to obtain needed manufacturing equipment on a timely basis, difficulties with facility construction and completion of improvements and difficulties associated with moving from small-scale, pilot production to higher volumes. If we fail to meet our facilities needs, we may not be able to provide our customers with the quantity of products they require, which would damage customer relations and result in reduced revenues. Additionally, some of our products must be manufactured in accordance with FDA's quality system regulations, known as QSRs. We have limited experience in manufacturing our products in compliance with QSRs.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE, AND AS A RESULT, MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OUR COMPETITORS IN COMMERCIALIZING OUR POTENTIAL PRODUCTS.

     We currently have a small sales force, consisting of six individuals focused on the clinical market, and will need to increase the size of our sales force as we further commercialize our products. In particular, as we introduce new clinical products, we will need to increase our clinical applications sales force. We are not currently able to estimate the number of new sales personnel we will require. However, this number could be significant and we may not be able to recruit, hire and train a sufficient number of sales personnel in a short time frame. We also intend to market our products through collaborations and distribution agreements with biopharmaceutical and life science companies. We cannot assure you that we will be able to establish a successful sales force or to establish collaboration or distribution arrangements to market our products. If we are unable to implement an effective marketing and sales strategy, we will be unable to grow our revenues and execute our business plan. This would harm our financial condition and our stock price would likely decline.

WE WILL REQUIRE ADDITIONAL FUNDING FOR OUR FUTURE OPERATING PLANS. THESE FUNDS MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

     We anticipate that our existing capital resources together with cash from product sales will be sufficient to fund our operating and capital requirements for at least the next 12 months. Thereafter, we will likely need to raise significant additional capital. We expect our capital and operating expenses to be significant for the foreseeable future. We have expended significant resources in developing our manufacturing facilities and expect to continue to expend significant resources to develop these facilities and improve production processes, increase our research and development and commercialization activities and acquire additional manufacturing facilities. The amount of additional capital we will need to raise will depend on many factors, including:

     -  our progress with our research and development programs;

     -  our level of success in selling our products and technologies;

     -  our ability to establish and maintain successful collaborations; and

     - the costs we incur in enforcing and defending our patent claims and other intellectual property rights.

     In addition, we may require additional financing in less than 12 months if we:

     -  decide to expand faster than planned;

     -  develop new or enhanced products ahead of schedule;

     -  need to respond to competitive pressures; or

     -  decide to acquire complementary products, businesses or technologies.

     If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, your percentage ownership in the company will be reduced. In addition, these transactions may dilute the value of our outstanding stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable to us. If future financing is not available to us or is not available on terms acceptable to us, we may not be able to fund our future needs which would have a material adverse effect on our results of operations and financial condition.

COMMERCIALIZATION OF OUR TECHNOLOGIES DEPENDS ON STRATEGIC PARTNERSHIPS AND COLLABORATIONS WITH OTHER COMPANIES, AND IF OUR CURRENT OR FUTURE PARTNERSHIPS AND COLLABORATIONS ARE NOT SUCCESSFUL, WE MAY EXPERIENCE DIFFICULTY COMMERCIALIZING OUR TECHNOLOGIES AND PRODUCTS.

     In order to augment our internal sales and marketing efforts and to reach additional product and geographic markets, we have entered into strategic partnerships and collaborations for marketing of our products. We intend to enter into additional arrangements in the future. These agreements provide us, in some instances, with access to products and technologies that are complementary to ours and funding for development of our products. We may also be dependent on collaborators for regulatory approvals and clearances, and manufacturing in particular geographic and product markets. If our strategic partnerships and collaborations are not successful, we may not be able to develop or successfully commercialize the products that are the subject of the collaborations on a timely basis, if at all. In addition, if we do not enter into additional partnership agreements, or if these agreements are not successful, our ability to develop and commercialize new products will be negatively affected which will harm our future operating results.

     We have no control over the resources that any partner or collaborator may devote to our products. Any of our present or future partners or collaborators may not perform their obligations as expected. These partners or collaborators may breach or terminate their agreements with us or otherwise fail to meet their obligations or perform their collaborative activities successfully and in a timely manner. Further, any of our partners or collaborators may elect not to develop products arising out of our partnerships or collaborations or devote sufficient resources to the development, manufacture or commercialization of these products. If any of these events occur, we may not be able to develop our products and technologies and our ability to generate revenues will decrease.

OUR STRATEGY FOR DEVELOPING AND COMMERCIALIZING PRODUCTS DEPENDS IN PART ON OUR ABILITY TO FORM RESEARCH COLLABORATIONS AND LICENSING ARRANGEMENTS. IF WE ARE NOT ABLE TO ENTER INTO THESE COLLABORATIONS AND ARRANGEMENTS ON ACCEPTABLE TERMS OUR RESULTS WILL SUFFER.

     Our strategy involves the formation of research collaborations with academic institutions and pharmaceutical companies involved in developing genetic variation analysis for use in disease association studies and personalized treatment approaches to medicine. Under these arrangements, we intend to offer our products and technologies at a reduced cost in exchange for rights to commercialize discoveries made using our technologies. As a result, we may be dependent on our research collaborators as a source of new products and technologies. If these research collaborations are not successful, and do not provide us with new products and technologies, our results of operations would suffer and our future prospects and revenue growth would be impaired.

     In addition, we have historically maintained relationships with consultants and scientific advisors at academic and other institutions who have conducted research on our behalf critical to the development of our products and technologies. The majority of these individuals have commitments to other entities and have limited time available for us. Some of these entities may also compete with us. We will need to establish additional relationships with consultants and scientific advisors related to our business. We will have little, if any, control over the activities of any new consultants and scientific advisors and can expect only limited amounts of their time to be dedicated to our activities. Our ability to identify and develop new products and technologies may depend in part on continued collaborations with researchers at academic and other institutions. We cannot be certain that any of our existing relationships with scientific advisors will be successful. Further, we may not be able to negotiate acceptable collaborations in the future with additional consultants or scientific advisors at academic and other institutions.

THE EARLY TERMINATION OF ANY OF OUR LICENSES OR OUR RESEARCH OR STRATEGIC COLLABORATIONS COULD SERIOUSLY HARM OUR BUSINESS AND FINANCIAL CONDITION.

     Certain of our strategic and research collaboration agreements may be terminated with little or no notice. In particular, the supply of products to the Japanese Millennium Project may be terminated upon specified notice at any time. This agreement will likely account for a significant portion of our revenues for 2002. Accordingly, early termination of this agreement would seriously harm our revenues, and in turn our business and financial condition. In addition, we intend to seek additional strategic and research collaborations and licenses with third parties, who may negotiate provisions with us that allow them to terminate their agreements with us prior to the expiration of the negotiated term. It is likely that, as a result of the prevalence of such provisions in collaboration agreements involving biotechnology companies, we will enter into agreements that give either or both parties the right to terminate prior to expiration of the stated term of the agreement.

     If any third party strategic or research collaborator or licensee were to unexpectedly terminate its agreement with us or otherwise fail to perform its obligations under our collaboration agreement or to complete them in a timely manner, we could lose significant revenues. This situation would be particularly serious if it related to the Japanese Millennium Project. In particular, early termination of any of our strategic collaborations or partnerships could harm our financial condition and operating results because we rely on these agreements for product sales, development funding and access to new product applications. In addition, unexpected termination of collaborations could also result in our loss of important intellectual property or other rights which we had intended to obtain under these agreements. If any of these events were to occur, our business and our financial condition could be seriously harmed.

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY AND MARKETPLACE. COMPETITIVE DEVELOPMENTS, INCLUDING NEW TECHNOLOGIES THAT RENDER OURS LESS COMPETITIVE OR OBSOLETE, COULD SERIOUSLY HARM OUR BUSINESS.

     The biotechnology and life sciences industries generally and the genetic analysis market specifically are highly competitive, and we expect the intensity of competition to increase. We compete with organizations in the United States and abroad that develop and manufacture products and provide services for the analysis of genetic information for research and/or clinical applications. These organizations include:

     -  biotechnology, pharmaceutical, chemical and other companies;

     -  academic and scientific institutions;

     -  governmental agencies; and

     -  public and private research organizations.

     Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently making or developing technologies, products or services that compete with or are being designed to compete with our technologies and products. Our competitors may develop or market technologies, products or services that are more effective or commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete. Competitors may make rapid technological developments which may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue or market acceptance. Accordingly, if competitors introduce superior technologies or products and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our competitive position, and in turn our business, revenues and financial condition, will be seriously harmed. This, in turn, would likely cause our stock price to decline.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY METHODS AND TECHNOLOGIES, WE MAY NOT BE ABLE TO COMMERCIALIZE PRODUCTS.

     Our commercial success will depend, in large part, on our ability to obtain patent protection on many aspects of our business, including the products, methods and services we develop. Patents issued to us may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability.

     In addition, our patent applications or those we have licensed, may not result in issued patents. If our patent applications do not result in issued patents, our competitors may obtain rights to commercialize our discoveries which would harm our competitive position.

     We also may apply for patent protection on novel genetic variations in known genes and their uses, as well as novel uses for previously identified genetic variations discovered by third parties. In the latter cases, we may need a license from the holder of the patent with respect to such genetic variations in order to make, use or sell any related products. We may not be able to acquire such licenses on terms acceptable to us, if at all.

     Certain parties are attempting to rapidly identify and characterize genes and genetic variations through the use of sequencing and other technologies. To the extent any patents are issued to other parties on such partial or full-length genes or genetic variations or uses for such genes or genetic variations, the risk increases that the sale of products developed by us or our collaborators may give rise to claims of patent infringement against us. Others may have filed and, in the future, are likely to file patent applications covering many genetic variations and their uses. Any such patent application may have priority over our patent applications and could further require us to obtain rights to previously issued patents covering genetic variations. We cannot assure you that any license that we may require under any such patent will be made available to us on commercially acceptable terms, if at all.

     We may be sued for infringing on the intellectual property rights of others. We could also become involved in interference proceedings in the United States Patent and Trademark Office to determine the relative priority of our patents or patent applications and those of the other parties involved in the interference proceeding. Intellectual property proceedings are costly, and could affect our results of operations. These proceedings can also divert the attention of managerial and technical personnel. If we do not prevail in any intellectual property proceeding, in addition to any damages we might have to pay, we could be required to stop the infringing activity, or obtain a license to or design around the intellectual property in question. In interference proceedings, our patent rights could be invalidated and the scope of our patents could be limited. If we are unable to obtain licenses to intellectual property rights that we need to conduct our business, or are unable to design around any third party patent, we may be unable to sell some of our products, which will result in reduced revenue.

     We have in the past and may in the future become a party to litigation involving patents and intellectual property rights. In October 2000, we settled a dispute with ID Biomedical Corporation in which ID Biomedical had claimed that our products and processes infringed their patents. In the ID Biomedical settlement, we paid $4.0 million in cash and issued 545,454 shares of common stock and, in exchange, ID Biomedical dismissed its lawsuit against us and agreed not to sue us, our affiliates, our customers and certain others for infringement of patents held by ID Biomedical. In December 2000, we entered into a licensing arrangement with Dade Behring in order to resolve an intellectual property dispute between us and Dade Behring.

     We may in the future receive claims of infringement of intellectual property rights from other parties. If we do not prevail in any future legal proceedings, we may be required to pay significant monetary damages. In addition, we could also be enjoined from use of certain processes or prevented from selling certain configurations of our products that were found to be within the scope of the patent claims. In the event we did not prevail in any future proceeding, we would either have to obtain licenses from the other party, avoid certain product configurations or modify some of our products and processes to design around the patents. Licenses could be costly or unavailable on commercially reasonable terms. Designing around patents or focusing efforts on different configurations could be time consuming, and we would have to remove some of our products from the market while we were completing redesigns. Accordingly, if we are unable to settle future intellectual property disputes through licensing or similar arrangements, or if any such future disputes are determined adversely to us, our ability to market and sell our products could be seriously harmed. This would in turn harm our business, financial condition and results of operations.

     In addition, in order to protect or enforce our patent rights or to protect our ability to operate our business, we may need to initiate other patent litigation against third parties. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These lawsuits could result in the invalidation or limitation in the scope of our patents or forfeiture of the rights associated with our patents. We cannot assure you that we would prevail in any such proceedings or that a court will not find damages or award other remedies in favor of our opposing party in any of these suits. During the course of any future proceedings, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which could cause the market price of our stock to decline.

OTHER RIGHTS AND MEASURES THAT WE RELY UPON TO PROTECT OUR INTELLECTUAL PROPERTY MAY NOT BE ADEQUATE TO PROTECT OUR PRODUCTS AND COULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. While we require employees, collaborators, consultants and other third parties to enter into confidentiality and/or non-disclosure agreements where appropriate, any of the following could still occur:

     -  the agreements may be breached;

     -  we may have inadequate remedies for any breach;

     -  proprietary information could be disclosed to our competitors; or

     - others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

     If for any of the above reasons our intellectual property is disclosed, invalidated or misappropriated, it would harm our ability to protect our rights and our competitive position.

IF WE FAIL TO RETAIN OUR KEY PERSONNEL AND HIRE, TRAIN AND RETAIN QUALIFIED EMPLOYEES, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, WHICH COULD RESULT IN REDUCED REVENUES.

     Our future success will depend on the continued services and on the performance of our senior management, in particular the services of Lance Fors, Ph.D., our Chief Executive Officer and Chairman of the Board.

     If a competitor hired Dr. Fors away from us, or if for any reason he could not continue to work for us, we would have difficulty hiring officers with equivalent skills in general and financial management. We do not currently carry "key person" life insurance, so the loss of the services of Dr. Fors could seriously impair our ability to operate in our industry.

     In addition, our researchers, scientists and technicians have significant experience in research and development related to the analysis of genetic variations. If we were to lose these employees to our competitors, we could spend a significant amount of time and resources to replace them, which could impair our research and development efforts. Further, in order to scale up our manufacturing capability and to further our research and development efforts, we will need to hire, train and retain additional manufacturing, research, scientific and technical personnel. The low level of unemployment in the Madison, Wisconsin area may make it difficult for us to hire and retain qualified manufacturing and other personnel. If we are unable to hire, train and retain the personnel we need, we may experience delays in the research, development and commercialization of our technologies and products. This would result in reduced revenues and would harm our results of operations.

WE PLAN TO CONTINUE TO INTRODUCE PRODUCTS FOR THE CLINICAL MARKET, AND WE MAY NEED TO OBTAIN FDA CLEARANCES AND APPROVALS AND COMPLY WITH FDA QUALITY SYSTEM REGULATIONS AND OTHER REGULATIONS RELATING TO THE MANUFACTURING, MARKETING AND SALE OF CLINICAL PRODUCTS.

     We anticipate that the manufacturing, labeling, distribution and marketing of a number of our clinical diagnostic products will be subject to extensive regulation in the United States and in certain other countries.

     In the United States, the Food and Drug Administration, or the FDA, regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits. Some clinical laboratories, however, purchase clinical products which are marketed under FDA regulations as analyte specific reagents, or ASRs, and develop and prepare their own finished diagnostic tests called "home brews." FDA also considers ASRs to be medical devices. The FDA restricts the sale of these products to clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, known as CLIA, to perform high complexity testing. We intend to market some diagnostic products as finished test kits and others as individual reagents. Consequently, these clinical products will be regulated as medical devices.

     Unless otherwise exempt, medical devices require FDA approval or clearance prior to marketing in the United States. Although we believe our currently marketed products, as well as those ASRs we intend to market in the future, are exempt from 510(k) premarket notification and premarket approval requirements, the process of obtaining approvals and clearances necessary to market our proposed clinical products can be time-consuming, expensive and uncertain. To date, we have not applied for FDA or any other regulatory approvals or clearances with respect to any of our clinical diagnostic products. However, clinical products that we may seek to introduce in the future may require FDA approvals or clearances prior to commercial sale in the United States. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new clinical products. In addition, we cannot assure you that regulatory approval or clearance of any clinical products for which we seek such approvals will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all.

     If approval or clearance is obtained we will be subject to continuing FDA obligations. When manufacturing medical devices, including ASRs, we will be required to adhere to Quality System regulations, which will require us to manufacture our products and maintain records in a prescribed manner. We have never been subject to an FDA Quality System inspection, and we cannot assure you that we can pass an FDA audit or maintain compliance in the future. Further, the FDA may place substantial restrictions on the indications for which our products may be marketed or to whom they may be marketed. Additionally, there can be no assurance that FDA will not require us to conduct clinical studies as a condition of approval or clearance. Failure to comply with applicable FDA requirements can result in, among other things:

     -  administrative or judicially imposed sanctions;

     -  injunctions, civil penalties, recall or seizure of our products;

     -  total or partial suspension of production;

     - failure of the government to grant premarket clearance or premarket approval for our products;

     -  withdrawal of marketing clearances or approvals; and

     -  criminal prosecution.

     Any of our customers using our products for clinical use in the United States may be regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of clinical tests and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using our products. Therefore, CLIA regulations and future administrative interpretations of CLIA could harm our business by limiting the potential market for our products.

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be materially adversely affected. We increased the number of our employees from 49 at December 31, 1996, to 294 at December 31, 2001. We have at times experienced difficulties in filling orders on schedule as well as production delays and have encountered problems with our reporting and management systems as the number of our employees has grown and our levels of business activity have increased. To date, none of these problems has materially harmed our business. We cannot assure you, however, that our business would not be harmed if these problems continued. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and hiring programs. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to improve our controls and systems to meet the needs of an expanding enterprise, we could experience production delays and problems with our reporting systems, and these problems could harm our business.

OUR FAILURE TO COMPLY WITH ANY APPLICABLE ENVIRONMENTAL, HEALTH, SAFETY AND RELATED GOVERNMENT REGULATIONS MAY AFFECT OUR ABILITY TO DEVELOP, PRODUCE OR MARKET OUR POTENTIAL PRODUCTS AND MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our research, development and manufacturing activities involve the use, transportation, storage and disposal of hazardous materials and are subject to related environmental and health and safety statutes and regulations. As we expand our operations, our increased use of hazardous substances will lead to additional and more stringent requirements. This may cause us to incur substantial costs to maintain compliance with applicable statutes and regulations. In particular, we are obligated to file a report to the United States Environmental Protection Agency, or EPA, regarding specified types of microorganisms we use in our operations. We have filed the required reports. However, one of the microorganisms we use is not currently on the EPA list of approved microorganisms. The EPA could, upon review of our use of this microorganism, require us to discontinue its use. If this were to occur, we would have to substitute a different microorganism from the EPA's approved list. We could experience delays or disruptions in production while we converted to the new microorganism. In addition, any failure to comply with laws and regulations and any costs associated with unexpected and unintended releases of hazardous substances by us into the environment, or at disposal sites used by us, could expose us to substantial liability in the form of fines, penalties, remediation costs or other damages and could require us to shut down our operations. Any of these events would seriously harm our business and operating results.

WE MAY BE HELD LIABLE FOR ANY INACCURACIES ASSOCIATED WITH GENETIC ANALYSIS TESTS PERFORMED USING OUR PRODUCTS, WHICH MAY REQUIRE US TO DEFEND OURSELVES IN COSTLY LITIGATION.

     We may be subject to claims resulting from incorrect results of analysis of genetic variations or other screening tests performed using our products. Litigation of these claims can be costly. We could expend significant funds during any litigation proceeding brought against us. Further, if a court were to require us to pay damages to a plaintiff, the amount of such damages could significantly harm our financial condition.

IF OUR VENDORS FAIL TO SUPPLY US WITH COMPONENTS FOR WHICH AVAILABILITY IS LIMITED, WE MAY EXPERIENCE DELAYS IN OUR PRODUCT DEVELOPMENT AND
COMMERCIALIZATION.

     Certain key components of our manufacturing equipment and products are currently available only from a single source or a limited number of sources. We currently rely on outside vendors to manufacture certain components of our products and certain reagents we provide in our products. Some or all of these key components may not continue to be available in commercial quantities at acceptable costs. It could be time consuming and expensive for us to seek alternative sources of supply. Consequently, if any events cause delays or interruptions in the supply of our components, we may not be able to supply our customers with our products on a timely basis which would adversely affect our results of operations.

FUTURE ISSUANCE OF OUR PREFERRED STOCK MAY DILUTE THE RIGHTS OF OUR COMMON STOCKHOLDERS.

     Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares without any further approval of our stockholders. The rights of the holders of common stock may be adversely affected by the rights of our holders of our preferred stock that may be issued in the future.

WE HAVE VARIOUS MECHANISMS IN PLACE THAT YOU AS A STOCKHOLDER MAY NOT CONSIDER FAVORABLE AND WHICH MAY DISCOURAGE UNSOLICITED TAKEOVER ATTEMPTS.

     Certain provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, may discourage, delay or prevent changes in our board of directors, executive officers or other senior management. These provisions may also be used by incumbent management to delay a change of control or acquisition of our company. These provisions include:

     - authorizing our Board of Directors to issue preferred stock and to determine the price, privileges and other terms of these shares without any further approval of our stockholders, which could increase the number of outstanding shares or thwart an unsolicited takeover attempt;

     - establishing a classified Board of Directors with staggered, three-year terms, which may lengthen the time required to gain control of our Board of Directors;

     - prohibiting cumulative voting in the election of directors, which would allow a majority of stockholders to control the election of all directors;

     - requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

     -  limiting who may call special meetings of stockholders;

     - prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of stockholders; and

     - establishing advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     A change of control could be beneficial to stockholders in a situation in which the acquisition price being paid by the party seeking to acquire us represented a substantial premium over the prevailing market price of our common stock. If our board of directors were not in favor of such a transaction, the provisions of our certificate of incorporation and bylaws described above could be used by our board of directors to delay or reduce the likelihood of completion of the acquisition.


OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS WILL HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

     As of February 28, 2002, our directors, executive officers and principal stockholders beneficially own, in the aggregate, approximately 30.6% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which you might otherwise approve.

    RISKS RELATED TO THE BIOTECHNOLOGY INDUSTRY

PUBLIC OPINION REGARDING ETHICAL ISSUES SURROUNDING THE USE OF GENETIC INFORMATION MAY ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS.

     Public opinion regarding ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing. In addition, such authorities could prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Furthermore, adverse publicity or public opinion relating to genetic research and testing, even in the absence of any governmental regulation, could harm our business. Any of these scenarios could reduce the potential markets for our products, which could materially and adversely affect our revenues.


GOVERNMENT REGULATION OF GENETIC RESEARCH OR TESTING MAY ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS AND IMPAIR OUR BUSINESS AND OPERATIONS.

     Federal, state and local governments may adopt regulations relating to the conduct of genetic research and genetic testing. These regulations could limit or restrict genetic research activities as well as genetic testing for research or clinical purposes. In addition, if state and local regulations are adopted, these regulations may be inconsistent with, or in conflict with, regulations adopted by other state or local governments. Regulations relating to genetic research activities could adversely affect our ability to conduct our research and development activities. Regulations restricting genetic testing could adversely affect our ability to market and sell our products. Accordingly, any regulations of this nature could harm our business.

HEALTH CARE COST CONTAINMENT INITIATIVES COULD LIMIT THE ADOPTION OF GENETIC TESTING AS A CLINICAL TOOL, WHICH WOULD HARM OUR REVENUES AND PROSPECTS.

     In recent years, health care payors as well as federal and state governments have focused on containing or reducing health care costs. We cannot predict the effect that any of these initiatives may have on our business, and it is possible that they will adversely affect our business. In particular, gene-based therapeutics, if successfully developed and commercialized, are likely to be costly compared to currently available drug therapies. Health care cost containment initiatives focused either on gene-based therapeutics or on genetic testing could cause the growth in the clinical market for genetic testing to be curtailed or slowed. In addition, health care cost containment initiatives could also cause pharmaceutical companies to reduce research and development spending. In either case, our business and our operating results would be harmed. In addition, genetic testing in clinical settings is often billed to third-party payors, including private insurers and governmental organizations. If our current and future clinical products are not considered cost-effective by these payors, reimbursement may not be available to users of our products. In this event, potential customers would be much less likely to use our products, and our business and operating results would be seriously harmed.


ITEM 2.  PROPERTIES

     Our facilities consist of space for research and development, manufacturing, product support operations, marketing and corporate headquarters and administration. All of our facilities are located in the greater Madison, Wisconsin area. Our facilities are all leased and consist of the following buildings:




                                                                 SQUARE
TYPE OF FACILITY                                                 FOOTAGE    LEASE EXPIRATION
----------------                                                 -------    ----------------
Headquarters, research and development,
manufacturing, selling, marketing, and administration             95,000    September 2011, with option to extend
                                                                            for three 5 year periods.

Oligonucleotide and SNP manufacturing                             36,000    May 2003, with option to extend to
                                                                            May 2006

Oligonucleotide and SNP manufacturing                             33,000    October 2003, with option to extend to
                                                                            October 2008


     We have custom-designed and equipped our oligonucleotide synthesis and SNP manufacturing facilities and we believe that these facilities comprise the world's largest oligonucleotide synthesis and SNP assay manufacturing centers.

     Under the terms of the existing leases, we pay rent of approximately $241,000 per month. We believe that our current facilities will be adequate to meet our near-term space requirements. We also believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business. We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2001 annual meeting of the shareholders of the Company was held on October 24, 2001. The Company solicited proxies for the annual meeting pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A thereunder. The following directors were elected by the shareholders at the annual meeting for a term expiring at the annual meeting in 2004: Lance Fors by a vote of 26,778,340 shares for, 0 shares against, 1,021,587 shares withhold authority and 0 broker non-vote shares; David A. Thompson by a vote of 27,782,327 shares for, 0 shares against, 17,600 shares withhold authority and 0 broker non-vote shares; and Kenneth R. McGuire by a vote of 27,780,647 shares for, 0 shares against, 19,280 shares withhold authority and 0 broker non-vote shares.

     The shareholders approved the appointment of Ernst & Young LLP as the independent auditors of the Company by a vote of 27,697,689 shares for, 89,830 shares against, 12,408 shares withhold authority and 0 broker non-vote shares.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the NASDAQ National Market under the symbol "TWTI" and has been publicly traded since February 2001. The following table sets forth for each quarter in 2001 the high and low sales prices per share, based on closing prices, for our common stock as reported on the NASDAQ Stock Market.

          Fiscal Year Ended                    High                  Low
          December 31, 2001                    ----                  ---
          -----------------

 First Quarter.....................          $ 11.00                $ 5.38
 Second Quarter....................          $ 11.00                $ 5.10
 Third Quarter.....................          $ 10.19                $ 5.01
 Fourth Quarter....................          $  8.85                $ 6.26

     As of December 31, 2001, approximately 265 shareholders of record held our common stock.

     We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future. Covenants in our capital lease facilities prohibit the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The statement of operations data set forth below for the years ended December 31, 1999, 2000 and 2001, and the balance sheet data at December 31, 2000 and 2001 are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data at December 31, 1997, 1998 and 1999 are derived from our audited financial statements that are not included in this Form 10-K. When you read these selected financial data, it is important that you also read our financial statements and related notes included elsewhere in this Form 10-K, as well as Item 7 of this Form 10-K related to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. See note 2 to our financial statements included elsewhere in this Form 10-K for an explanation of the method used to determine the number of shares used in computing pro forma net loss per share.


                                                                               YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                           1997           1998           1999           2000           2001
                                                           ----           ----           ----           ----           ----
                                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues                                                $ 1,119       $ 4,382         $ 2,574       $ 11,417       $ 34,092

Operating expenses:
       Cost of goods sold                                   670         1,223           2,290         11,518         32,930
       Research and development                           2,425         3,669           4,315          7,337         15,995
       Selling and marketing                              1,301         1,712           2,408          4,983          9,200
       General and administrative                         1,839         3,357           3,725          7,408         14,521
       Impairment loss                                        -             -               -          5,789              -
       Merger costs                                           -             -             116            833              -
                                                     ----------------------------------------------------------------------------
        Total operating expenses                          6,235         9,961          12,854         37,868         72,646
                                                     ----------------------------------------------------------------------------
Loss from operations                                     (5,116)       (5,579)        (10,280)       (26,451)       (38,554)
Other income (expense), net                                 217           147             566            877          1,762
                                                     ----------------------------------------------------------------------------
Net loss                                                 (4,899)       (5,432)         (9,714)       (25,574)       (36,792)
Deemed dividend upon issuance of
       Convertible preferred stock                            -             -               -        (17,023)             -
                                                     ----------------------------------------------------------------------------
Net loss attributable to common shareholders           $ (4,899)     $ (5,432)       $ (9,714)     $ (42,597)      $(36,792)
                                                     ============================================================================
Basic and diluted net loss per share                   $  (0.40)     $  (0.43)       $  (0.68)     $   (2.83)      $  (1.03)
Shares used in computing basic and diluted
       net loss per share                                12,191        12,772          14,183         15,078         35,714
Pro forma basic and diluted net loss per share                                                     $   (0.98)      $  (0.98)
Shares used in computing pro forma basic
       and diluted net loss per share                                                                 26,120         37,483



                                                                                  DECEMBER 31,
                                                            ---------------------------------------------------------
                                                            ---------------------------------------------------------
                                                               1997       1998         1999     2000        2001
                                                            ---------------------------------------------------------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments               $4,075    $ 5,614    $12,919     $47,179     $73,299
Working capital                                                  2,584      4,099     13,774      29,122      64,834
Total assets                                                     5,901      8,283     20,289      83,193     131,615
Long-term obligations, net of current portion                      147         96        420      12,095       6,694
Accumulated deficit                                            (7,429)   (12,860)   (22,575)    (48,149)    (84,852)
Total stockholders' equity                                       3,311      5,776     17,199      47,039     104,753

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, and for the years ended December 31, 2001 and 2000 should be read in conjunction with "Selected Financial Data" and our financial statements, including the notes thereto, included elsewhere in this Form 10-K.


OVERVIEW

Third Wave Technologies develops, manufactures and markets genetic analysis products used in the discovery and validation of the genetic basis of disease and the delivery of personalized medicine.

The company's patented Invader product platform is highly accurate, sensitive, easy to use and cost-effective, enabling the acceleration of genome and pharmaceutical research and clinical patient analysis.

The Company has established strategic collaborations in the U.S. and abroad with government initiatives, pharmaceutical and biotechnology companies, academic research centers, clinical reference labs and major healthcare providers. The Company is focused on high-volume opportunities with customers and collaborators in large-scale disease association studies, drug response marker profiling and molecular diagnostics.

A large suite of Third Wave's turnkey Invader platform products are or will be available, in a variety of formats to meet the needs of our customers including analyte specific reagents for routine clinical use and a large number of products for research use. The Company has also introduced its first series of Invader RNA Assay products for measuring the expression levels of genes with proven clinical relevance. We will launch additional products for genotyping and gene expression analysis. These products will be available in flexible formats and include various densities of chromosome-specific panels, expanded genome-wide screening and medically associated panels including disease-specific panels, microsatellite replacement panels and assays for quantitating a number of infectious diseases and mRNA transcripts, including drug metabolizing enzymes, cytokines, chemokines, growth factors and housekeeping and reporter genes.

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


CRITICAL ACCOUNTING POLICIES

    Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and leasehold improvements and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.


    LONG-LIVED ASSETS - IMPAIRMENT

Equipment, leasehold improvements and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. For assets removed from service and held for sale or abandoned we estimate the fair market value of such assets and record an adjustment if fair market value is lower than carrying value. Such analyses necessarily involve significant judgment. During 2001, we recorded a charge of approximately $2,970,000 classified in general and administrative expenses to write down certain equipment to its net realizable value.

    DERIVATIVE INSTRUMENTS

We sell products in a number of countries throughout the world. During 2001, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were no contracts outstanding at December 31, 2001. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

    SIGNIFICANT CUSTOMER

We generated approximately 76% of our revenues from sales to one end-user customer in the Japanese government. As of December 31, 2001, none of our accounts receivable were attributable to this customer. If our primary customer would experience significant adverse conditions, they may not be able to complete the purchase of additional products from us under the terms of our existing firm sale commitments.


    INVENTORIES - SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At December 31, 2001, our inventory reserves were $2.7 million, or 29% of our $9.1 million total gross inventories.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES. Revenues for the year ended December 31, 2001, of $34.1 million represents an increase of $22.7 million as compared to revenues of $11.4 million for the year ended December 31, 2000.

Product revenues increased to $30.4 million for the year ended December 31, 2001, from $10.9 million in the year ended December 31, 2000. The increase in product sales was the result of increasing sales of the Invader products, which are consumable tests and reagents used for DNA and RNA analysis in research and clinical applications. Product sales during 2001 were above our original expectations because our largest customer accelerated its purchases of our proprietary Cleavase enzyme. The customer will use the enzyme in conjunction with previously delivered Invader SNP probes sets, as well as those planned to be delivered over the remainder of the project.

Development revenues increased to $3.1 million for the year ended December 31, 2001, from $0.1 million for the year ended December 31, 2000. The increase is primarily due to development work being done on a development and commercialization agreement with BML, Inc (BML). Under the agreement, we are developing assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of 2003.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and litigation settlement fees. For the year ended December 31, 2001, cost of goods sold increased to $32.9 million compared to $11.5 million for the year ended December 31, 2000. The increase was due to the increased material expenses as a result of higher product sales and costs incurred as we put in place additional manufacturing capacity to meet accelerating demand for our Invader products. The increase in cost of goods sold is also attributable to an increase in a non-cash charge for amortization of litigation settlement costs and reacquired marketing and distribution rights. Also, due to process improvements and technology advancements, we incurred a non-cash charge of $2.4 million to increase the reserve for obsolete and excess inventory on our raw materials.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the year ended December 31, 2001, were $16.0 million, compared to $7.3 million for the year ended December 31, 2000. The increase in research and development expenses of $8.7 was primarily attributable to increased expenses associated with additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, deferred compensation amortization and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, office support and related costs, and travel costs. Selling and marketing expenses for the year ended December 31, 2001, were $9.2 million, an increase of $4.2 million, as compared to $5.0 million for the year ended December 31, 2000. We attribute this increase to the hiring of additional personnel and increased costs associated with establishing and expanding our clinical and research businesses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $14.5 million in the year ended December 31, 2001, from $7.4 million for the year ended December 31, 2000. In 2001, a fixed asset impairment charge of $3.0 million was recorded in general and administrative expense related to a write-down of equipment to its net realizable value. The increase is also due to the hiring of additional personnel to support our growing business activities.

IMPAIRMENT LOSS. In the year ended December 31, 2000, an impairment charge of $5.8 million was recognized. The impairment charge pertained to intangible assets recorded in connection with terminating a distribution agreement.

MERGER COSTS. In January 2000, we entered into an agreement to merge with another company. In May 2000, we and the other company mutually agreed to terminate the merger agreement. During the year ended December 31, 2000, we incurred expenses related to the proposed merger of $0.8 million.

INTEREST INCOME. Interest income for the year ended December 31, 2001, was $3.3 million, compared to $1.5 million for the year ended December 31, 2000. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances, which we held as a result of our initial public offering in February 2001, offset by amounts used to fund operating activities and a decrease in interest rates realized on our investments.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2001, was approximately $1.3 million compared to $0.7 million in the year ended December 31, 2000. The increase in interest expense was mainly due to additional debt related to capital equipment financings completed in September 2000, May 2001, and September 2001.

EQUITY IN LOSSES FROM JOINT VENTURES. On December 14, 2001, we acquired the remaining 50% of Third Wave Agbio (Agbio). Accordingly, we recorded 50% of Agbio's net losses from January 1, 2001 through December 14, 2001, which amounted to $0.2 million, as a credit to equity in losses from joint ventures.


    YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES. Revenues for the year ended December 31, 2000, of $11.4 million represents an increase of $8.8 million as compared to revenues of $2.6 million for the year ended December 31, 1999.

Product revenues increased to $10.9 million for the year ended December 31, 2000, from $0.5 million in the year ended December 31, 1999. The increase in product sales was due to the introduction of clinical products and contracts to provide products to customers in the research market.

Development revenues declined to $0.1 million for the year ended December 31, 2000, from $1.1 million for the year ended December 31, 1999 due to the termination of development agreements with Endogen and IRC.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the year ending December 31, 2000, cost of goods sold increased to $11.5 million compared to $2.3 million for the year ended December 31, 1999. The increase was primarily due to the increased material expenses as a result of higher product sales and costs incurred as we put in place additional manufacturing capacity to meet accelerating demand for our Invader products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the year ended December 31, 2000, were $7.3 million, compared to $4.3 million for the year ended December 31, 1999.

The increase in research and development expenses of $3.0 million was primarily attributable to increased expenses associated with additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, deferred compensation amortization and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, office support and related costs, and travel costs. Selling and marketing expenses for the year ended December 31, 2000, were $5.0 million, an increase of $2.6 million, as compared to $2.4 million for the year ended December 31, 1999. We attribute this increase to the hiring of additional personnel and increased costs associated with establishing and expanding our clinical business.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $7.4 million in the year ended December 31, 2000, from $3.7 million for the year ended December 31, 1999. The increase is due to the hiring of additional personnel to support our growing business activities.

IMPAIRMENT LOSS. In the year ended December 31, 2000, an impairment charge of $5.8 million was recognized. The impairment charge pertains to intangible assets recorded in connection with terminating a distribution agreement.

MERGER COSTS. In January 2000, we entered into an agreement to merge with another company. In May 2000, we and the other company mutually agreed to terminate the merger agreement. During the year ended December 31, 2000, we incurred expenses related to the proposed merger of $0.8 million compared to $0.1 million for the year ended December 31, 1999.

INTEREST INCOME. Interest income for the year ended December 31, 2000, was $1.5 million, compared to approximately $0.6 million for the year ended December 31, 1999. This increase was primarily due to interest received on larger cash, cash equivalent and short-term investment balances, which we held as a result of our Series F financing in July 2000, offset by amounts used to fund operating activities.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2000, was approximately $0.7 million compared to less than $0.1 million in the year ended December 31, 1999. The increase in interest expense was due to additional debt related to the capital equipment financing completed in September 2000, and the convertible note payable from December 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering in February 2001. As of December 31, 2001, we had cash and cash equivalents and short-term investments of $73.3 million.

In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $74.8 million.

Net cash used in operations for the year ended December 31, 2001, was approximately $30.3 million, compared with approximately $0.6 million for the comparable period in 2000. Non-cash charges in the year ended December 31, 2001, included stock compensation expense of $2.8 million, depreciation and amortization expense of $10.2 million, an equipment impairment charge of $3.0 million and deferred gain on the sale of fixed assets of $0.2 million. The change in operating assets and liabilities for the year ended December 31, 2001, included an increase in accounts receivable of $0.9 million, an increase in inventory of

$5.7 million, an increase in prepaid expenses and other assets of $1.6 million, a decrease in accounts payable of $0.2 million, a decrease in accrued liabilities of less than $0.1 million and a decrease in deferred revenue of $1.2 million. Investing activities included $21.0 million for purchases of capital equipment, proceeds of $5.1 million from the sale of equipment during the year ended December 31, 2001, and $38.4 million used for the net purchases of short-term investments. Financing activities for the year included the use of $8.4 million to repay debt and capital lease obligations, proceeds of $5.4 million from capital equipment financing and net proceeds from the issuance of common stock of $75.4 million, which was primarily from our initial public offering.

As of December 31, 2001, a valuation allowance equal to 100% of our net deferred tax assets has been recognized since our future realization is not assured. At December 31, 2001, we had federal and state net operating loss carryforwards of approximately $77.9 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of our initial public offering.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. The securities in our investment portfolio are not leveraged and due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Due to the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio.

To reduce foreign exchange risk, we selectively use financial instruments. Our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies as a result of the sales of our products in foreign markets. Forward foreign exchange contracts are used to hedge against the effects of such fluctuations. Our policy prohibits the trading of financial instruments for profit. A discussion of our accounting policies for derivative financial instruments is included in the notes to the financial statements included elsewhere in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Third Wave Technologies, Inc.

                   Index to Consolidated Financial Statements


                                    CONTENTS



Report of Ernst & Young LLP, Independent Auditors............................F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2000 and 2001.................F-2
Consolidated Statements of Operations for the years ended
   December 31, 1999, 2000 and 2001..........................................F-4
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1999, 2000 and 2001..........................................F-5
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 2000 and 2001..........................................F-6
Notes to Consolidated Financial Statements...................................F-8

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors
Third Wave Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Third Wave Technologies, Inc. (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Milwaukee, Wisconsin
January 18, 2002

Third Wave Technologies, Inc.

                           Consolidated Balance Sheets



                                                                               DECEMBER 31
                                                                          2000             2001
                                                                      -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $ 14,046,484     $  1,807,372
   Short-term investments                                               33,132,144       71,491,751
   Receivables:
     Trade, net of allowance for doubtful accounts of $59,000 and
       $175,000 at December 31, 2000 and 2001, respectively              1,371,553        1,829,122
     Accounts receivable from related party                                 22,290                -
   Inventories                                                             760,851        6,448,974
   Prepaid expenses and other                                            1,731,004        2,308,003
                                                                      -----------------------------
Total current assets                                                    51,064,326       83,885,222

Equipment and leasehold improvements:
   Machinery and equipment                                              19,194,828       30,848,712
   Leasehold improvements                                                2,481,222        7,597,235
                                                                      -----------------------------
                                                                        21,676,050       38,445,947
   Less accumulated depreciation                                         4,430,927       10,864,634
                                                                      -----------------------------
                                                                        17,245,123       27,581,313

Intangible assets, net                                                  11,071,371       15,431,620
Other assets                                                             3,812,190        4,716,427

                                                                      -----------------------------
Total assets                                                          $ 83,193,010     $131,614,582
                                                                      =============================

                                                                                DECEMBER 31
                                                                          2000               2001
                                                                     --------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $  11,439,002      $  11,276,955
   Accrued expenses and other liabilities                                1,995,258          1,976,799
   Deferred revenue                                                      1,711,450          1,535,951
   Long-term debt due within one year                                    6,796,234          2,618,359
   Capital lease obligations due within one year                                 -          1,643,372
                                                                     --------------------------------
Total current liabilities                                               21,941,944         19,051,436
Deferred revenue                                                         1,916,667            916,667
Long-term debt                                                           2,095,211          3,966,620
Capital lease obligations                                                        -          2,727,070
Convertible note payable                                                10,000,000                  -
Other                                                                      200,000            200,000
Shareholders' equity:
   Participating  preferred stock,  Series A, $.001 par value,
     100,000 shares authorized, 0 shares issued and outstanding                  -                  -
   Convertible preferred stock, $.001 par value, 14,780,400
     shares authorized:
       Series A, 1,131,600 issued and outstanding in 2000                    1,132                  -
       Series B, 600,000 issued and outstanding in 2000                        600                  -
       Series C, 560,400 issued and outstanding in 2000                        560                  -
       Series D, 1,185,600 issued and outstanding in 2000                    1,186                  -
       Series E, 5,190,000 issued and outstanding in 2000                    5,190                  -
       Series F, 5,444,400 issued and outstanding in 2000                    5,444                  -
   Common stock, $.001 par value, 100,000,000 shares authorized,
     15,633,800 and 39,374,014 shares issued and outstanding,
     respectively                                                           15,634             39,374
   Common stock to be issued, 116,855 shares in 2000                       856,800                  -
   Additional paid-in capital                                           98,871,975        191,426,698
   Unearned stock compensation                                          (4,570,364)        (1,861,566)
   Accumulated deficit                                                 (48,148,969)       (84,851,717)
                                                                     --------------------------------
Total shareholders' equity                                              47,039,188        104,752,789
                                                                     --------------------------------
Total liabilities and shareholders' equity                           $  83,193,010      $ 131,614,582
                                                                     ================================


See accompanying notes.

Third Wave Technologies, Inc.

                      Consolidated Statements of Operations



                                                                   YEAR ENDED DECEMBER 31
                                                          1999              2000              2001
                                                      ------------------------------------------------
Revenues:
   Product sales                                      $    520,880      $ 10,891,439      $ 30,405,055
   Development revenues                                  1,081,956           102,355         3,110,004
   Grant revenues                                          971,537           423,624           576,690
                                                      ------------------------------------------------
                                                         2,574,373        11,417,418        34,091,749
Operating expenses:
   Cost of goods sold (including amortization of
     capitalized legal settlement costs and
     reacquired marketing and distribution rights
     of $1,672,988 and $1,930,560 in 2000 and 2001,
     respectively.)                                      2,289,655        11,518,439        32,930,411
   Research and development                              4,314,774         7,336,694        15,994,512
   Selling and marketing                                 2,408,254         4,983,323         9,199,622
   General and administrative                            3,725,368         7,407,934        14,520,855
   Impairment loss                                               -         5,788,889                 -
   Merger costs                                            116,501           833,254                 -
                                                      ------------------------------------------------
Total operating expenses                                12,854,552        37,868,533        72,645,400
                                                      ------------------------------------------------
Loss from operations                                   (10,280,179)      (26,451,115)      (38,553,651)

Other income (expense):
   Interest income                                         585,412         1,500,142         3,349,617
   Interest expense                                        (45,366)         (673,818)       (1,346,876)
   Equity in losses from joint ventures                          -                 -          (241,282)
   Other                                                    25,752            50,645               (16)
                                                      ------------------------------------------------
                                                           565,798           876,969         1,761,443
                                                      ------------------------------------------------
Net loss                                                (9,714,381)      (25,574,146)      (36,792,208)
Deemed dividend upon issuance of convertible
   preferred stock                                               -       (17,022,824)                -
                                                      ------------------------------------------------
Net loss attributable to common stockholders          $ (9,714,381)     $(42,596,970)     $(36,792,208)
                                                      ================================================

Net loss per share - basic and diluted                $      (0.68)     $      (2.83)     $      (1.03)
Pro forma, net loss per share (unaudited) - basic
   and diluted                                                          $      (0.98)     $      (0.98)



See accompanying notes.

Third Wave Technologies, Inc.

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1999, 2000 and 2001

                                                           Preferred Stock              Common Stock
                                                     -----------------------------------------------------
                                                                   Additional                  Additional         Common
                                                        Par          Paid-In         Par         Paid-In        Stock to be
                                                       Value         Capital        Value        Capital           Issued
                                                     ------------------------------------------------------------------------
Balance at December 31, 1998                         $  3,478      $ 5,353,395    $ 13,610   $  13,265,637       $       -
   Common stock issued - 1,105,200 shares                   -                -       1,106       3,312,310               -
   Preferred stock issued - 5,190,000 shares            5,190       17,332,702           -               -               -
   Unearned stock compensation                              -                -           -       1,021,108               -
   Amortization of unearned stock compensation              -                -           -               -               -
   Net loss                                                 -                -           -               -               -
                                                     ------------------------------------------------------------------------
Balance at December 31, 1999                            8,668       22,686,097      14,716      17,599,055               -
   Common stock issued - 918,000 shares                     -                -         918       5,525,263               -
   Preferred stock issued -5,444,400 shares             5,444       45,450,703           -               -               -
   Unearned stock compensation                              -                -           -       7,610,857               -
   Amortization of unearned stock compensation              -                -           -               -               -
   Common stock to be issued                                -                -           -               -         856,800
   Net loss                                                 -                -           -               -               -
                                                     ------------------------------------------------------------------------
Balance at December 31, 2000                           14,112       68,136,800      15,634      30,735,175         856,800
   Common stock issued in initial public
     offering - 7,500,000 shares                            -                -       7,500      74,831,549               -
   Common stock issued for conversion of
     note payable - 909,091 shares                          -                -         909       9,999,091               -
   Common stock issued related to a
     litigation settlement - 116,854 shares                 -                -         117         856,683        (856,800)
   Common stock issued for acquisition - 925,000            -                -         925       6,192,440               -
   Common stock issued for stock options
     and stock purchase plan - 177,269 shares               -                -         177         571,482               -
   Conversion of preferred stock to common
     stock - 14,112,000 shares                        (14,112)     (68,136,800)     14,112      68,136,800               -
   Unearned stock compensation                              -                -           -         103,478               -
   Amortization of unearned stock compensation              -                -           -               -               -
   Net loss                                                 -                -           -               -               -
                                                     ------------------------------------------------------------------------
Balance at December 31, 2001                         $      -      $         -    $ 39,374   $ 191,426,698       $       -
                                                     ========================================================================

                                                      Unearned
                                                        Stock         Accumulated
                                                     Compensation       Deficit           Total
                                                     ----------------------------------------------
Balance at December 31, 1998                          $         -    $ (12,860,442)   $   5,775,678
   Common stock issued - 1,105,200 shares                       -                -        3,313,416
   Preferred stock issued - 5,190,000 shares                    -                -       17,337,892
   Unearned stock compensation                         (1,021,108)               -                -
   Amortization of unearned stock compensation            485,924                -          485,924
   Net loss                                                     -       (9,714,381)      (9,714,381)
                                                     ----------------------------------------------
Balance at December 31, 1999                             (535,184)     (22,574,823)      17,198,529
   Common stock issued - 918,000 shares                         -                -        5,526,181
   Preferred stock issued -5,444,400 shares                     -                -       45,456,147
   Unearned stock compensation                         (7,610,857)               -                -
   Amortization of unearned stock compensation          3,575,677                -        3,575,677
   Common stock to be issued                                    -                -          856,800
   Net loss                                                     -      (25,574,146)     (25,574,146)
                                                     ----------------------------------------------
Balance at December 31, 2000                           (4,570,364)     (48,148,969)      47,039,188
   Common stock issued in initial public
     offering - 7,500,000 shares                                -                -       74,839,049
   Common stock issued for conversion of
     note payable - 909,091 shares                              -                -       10,000,000
   Common stock issued related to a
     litigation settlement - 116,854 shares                     -                -                -
   Common stock issued for acquisition - 925,000                -           89,460        6,282,825
   Common stock issued for stock options
     and stock purchase plan - 177,269 shares                   -                -          571,659
   Conversion of preferred stock to common
     stock - 14,112,000 shares                                  -                -                -
   Unearned stock compensation                           (103,478)               -                -
   Amortization of unearned stock compensation          2,812,276                -        2,812,276
   Net loss                                                     -      (36,792,208)     (36,792,208)
                                                     ----------------------------------------------
Balance at December 31, 2001                          $(1,861,566)   $ (84,851,717)   $ 104,752,789
                                                     ==============================================

See accompanying notes.

Third Wave Technologies, Inc.

                      Consolidated Statements of Cash Flows


                                                                      YEAR ENDED DECEMBER 31
                                                             1999               2000               2001
                                                        ---------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                $  (9,714,381)     $ (25,574,146)     $ (36,792,208)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                            732,130          4,435,589         10,224,103
     Noncash stock compensation                               485,924          3,575,677          2,812,276
     Noncash charge for impairment                                  -          5,788,889          2,970,257
     (Gain) loss on disposal of equipment                     (13,362)                 -             75,656
     Deferred gain on sale of assets                                -                  -           (179,024)
     Amortization of deferred gain                                  -                  -            (25,724)
     Equity in losses from joint ventures                           -                  -            241,282
     Change in operating assets and liabilities:
       Receivables                                           (600,536)          (428,617)          (853,614)
       Inventories                                            (67,933)          (561,231)        (5,688,123)
       Prepaid expenses and other assets                      (50,963)        (2,568,037)        (1,639,567)
       Accounts payable                                        85,655          8,390,550           (162,076)
       Accrued expenses and other liabilities                 476,485          3,200,324            (18,459)
       Deferred revenue                                      (264,759)         3,143,095         (1,227,999)
                                                        ---------------------------------------------------
Net cash used in operating activities                      (8,931,740)          (597,907)       (30,263,220)

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements          (2,788,782)       (15,925,325)       (21,011,245)
Proceeds on sale of equipment                                  85,423                  -          5,070,000
Purchases of licensed technology                                    -         (9,383,248)          (245,038)
Cash received in acquisition                                                                        165,314
Purchases of short-term investments                        (7,069,181)       (61,831,044)      (106,690,686)
Sales of short-term investments                             8,979,181         31,488,900         68,331,079
                                                        ---------------------------------------------------
Net cash used in investing activities                        (793,359)       (55,650,717)       (54,380,576)

FINANCING ACTIVITIES
Proceeds from long-term debt                                  626,454          2,742,443          5,399,879
Payments on long-term debt                                   (178,634)          (412,878)        (7,706,345)
Proceeds from convertible note payable                              -         10,000,000                  -
Proceeds from notes receivable                                      -          1,997,736                  -
Proceeds from issuance of common stock, net                 1,225,680            382,981         75,410,708
Proceeds from issuance of preferred stock, net             17,337,892         45,456,147                  -
Payments on capital lease obligations                         (71,943)                 -           (699,558)
                                                        ---------------------------------------------------
Net cash provided by financing activities                  18,939,449         60,166,429         72,404,684
                                                        ---------------------------------------------------
Increase (decrease) in cash and cash equivalents            9,214,350          3,917,805        (12,239,112)
Cash and cash equivalents at beginning of period              914,329         10,128,679         14,046,484
                                                        ---------------------------------------------------
Cash and cash equivalents at end of period              $  10,128,679      $  14,046,484      $   1,807,372
                                                        ===================================================
Supplemental disclosures of cash flow information -
  Cash paid for interest                                $      45,366      $     260,533      $   1,760,161
                                                        ===================================================


See accompanying notes.

Third Wave Technologies, Inc.

Noncash investing and financing activities: During the year ended December 31, 2001, the Company:
- converted $10,000,000 of notes payable into 909,091 shares of common stock
- issued 925,000 shares of common stock in acquisition
- entered into capital lease obligations of $5,070,000
During the year ended December 31, 2000, the Company:
- issued 545,454 shares of common stock valued at $11.00 per share as a cost for defending certain patents
- issued notes payable of $6,000,000 for purchased intangible assets
During the year ended December 31, 1999, the Company:
- issued 592,800 shares of common stock in exchange for notes receivable of $1,997,736 (see Note 6)
- converted $90,000 of notes payable into 60,000 shares of common stock






See accompanying notes.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


1. NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Third Wave Technologies, Inc. (the Company) and its wholly-owned subsidiary, Third Wave Agbio, Inc. (Agbio) which became wholly-owned in 2001. All significant intercompany balances and transactions are eliminated in consolidation.

NATURE OF OPERATIONS

The Company is a leading provider of products for analyzing genetic variations. The Company's patented genetic analysis platform, the Invader platform, offers several advantages over conventional genetic analysis technologies. The Company's technologies produce highly accurate results, are easy to use and eliminate the requirement for copying the genetic sample using polymerase chain reaction, or PCR, saving the user time and money while eliminating the risk of sample contamination. Additionally, the Company's technologies are automatable, compatible with existing detection platforms and available in convenient assay formats. These advantages make the Company's technologies ideally suited for large-scale genetic analysis in both clinical and research applications including drug discovery and development and patient diagnosis and treatment.

The Company currently markets products domestically and internationally to clinical and research markets using an internal sales force as well as collaborative relationships with pharmaceutical companies and research institutions. Revenues to one end-user customer during 2000 and 2001 were 67% and 76% of total revenues, respectively. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers highly liquid money market investments and short-term investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Short-term investments consist of certificates of deposit and commercial paper. The cost of these securities, which are considered "available-for-sale" for financial reporting purposes, approximates fair value at December 31, 2000 and 2001.

INVENTORIES

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consisted of the following:

                                                       DECEMBER 31
                                                  2000             2001
                                              ----------------------------

Raw material                                  $   839,075      $ 6,963,240
Finished goods and work in process                181,776        2,165,734
Reserve for excess and obsolete inventory        (260,000)      (2,680,000)
                                              ----------------------------
Total inventories                             $   760,851      $ 6,448,974
                                              ============================

ADVERTISING COSTS

Advertising costs are expensed at the time the advertising takes place. Advertising costs were $1,511, $158,033 and $675,624 in 1999, 2000 and 2001, respectively.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation of purchased equipment is computed by the straight-line method over the estimated useful lives of the assets which are generally three to ten years. Depreciation of leasehold improvements is computed by the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

PATENTS

Patent-related development costs are expensed in the period incurred and are included in general and administrative expenses in the statements of operations. These costs were $287,014, $311,992 and $546,776 for the years ended December 31, 1999, 2000 and 2001, respectively.

INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                             Original
                                                           Amortization
                                                              Period     DECEMBER 31
                                                              (Years)       2000              2001
                                                       -----------------------------------------------
Acquisition of remaining outstanding shares
  of Agbio (see Note 3)                                          *      $          -      $  6,345,186
Costs of settling patent litigation (see
  Note 12)                                                       7        10,533,248        10,533,248
Reacquired marketing and distribution rights (see
  Note 9)                                                        3         8,000,000         2,211,111
2000 impairment write-off                                                 (5,788,889)                -
                                                                        ------------------------------
                                                                          12,744,359        19,089,545
Less:
  Accumulated amortization                                                (1,672,988)       (3,657,925)
                                                                        ------------------------------
                                                                        $ 11,071,371      $ 15,431,620
                                                                        ==============================

*Valuation to be performed during 2002 for the purpose of allocating the purchase price in accordance with FAS 142 and assigning useful lives.


PREPAID LICENSE FEES

Other assets for the years ended December 31, 2000 and 2001, include $2,812,190 and $2,642,610 of prepaid license fees (which is net of $37,810 and $452,427, respectively of accumulated amortization) paid to third parties for the use of patented technology. The assets are being amortized to expense over the shorter of the term of the license or the estimated useful lives of the assets (generally three to ten years).

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

Equipment, leasehold improvements and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. During 2001, the Company recorded a charge of approximately $2,970,000 classified in general and administrative expenses to write down certain equipment to its net realizable value.

As described in Note 9, a $5,788,889 impairment loss was recognized in 2000 pertaining to intangible assets recorded in connection with terminating the Endogen agreement. The fair value of the intangible assets was determined using a discounted cash flow calculation.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company sells its products in a number of countries throughout the world. During 2001, the Company sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales, the Company purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were no contracts outstanding at December 31, 2001. The changes in the fair value of the Company's derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

REVENUE RECOGNITION

Revenue from product sales is recognized upon delivery which is generally when the title passes to the customer, provided that the Company has completed all performance obligations and the customer has accepted the products. Customers have no contractual rights of return or refunds associated with product sales.

Grant and development revenues consist primarily of research grants from agencies of the Federal government and revenue from companies with which the Company has established strategic alliances, the revenue from which is recognized as research is performed. Payments received which are related to future performance are deferred and recorded as revenue when earned. Grant payments designated to purchase specific assets to be used in the performance of a contract are recognized as revenue over the shorter of the useful life of the asset acquired or the contract.

RESEARCH AND DEVELOPMENT

All costs for research and development activities are expensed in the period incurred.

INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the current tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities. No current or deferred income taxes have been provided through December 31, 2001, because of the net operating losses incurred by the Company since its inception.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation for awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

Employees," and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

Included in operating expenses are the following stock compensation charges:


                                        YEAR ENDED DECEMBER 31
                                  1999           2000           2001
                               ----------------------------------------

Cost of goods sold             $  163,605     $  890,995     $  540,076
Research and development           34,205        228,990        270,920
Selling and marketing              14,336        469,453        123,529
General and administrative        273,778      1,986,239      1,877,751
                               ----------------------------------------
                               $  485,924     $3,575,677     $2,812,276
                               ========================================

Stock compensation expense for options granted to nonemployees has been determined in accordance with FAS 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and represents the fair value of the consideration received or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to nonemployees is periodically remeasured as the underlying options vest.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting principles generally accepted in the United States require that fair values be disclosed for most of the Company's financial instruments. The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, capital lease obligations, current liabilities, long-term debt and notes payable are considered to be representative of their respective fair values.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

In accordance with accounting principles generally accepted in the United States, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. The effect of stock options, convertible preferred stock and convertible note payable is antidilutive for all periods presented.

Unaudited pro forma basic and diluted net loss per common share, as presented, gives effect to common stock equivalent shares arising assuming that the preferred stock and convertible note payable were converted to common stock upon issuance using the if-converted method. This pro forma disclosure has been included because the preferred stock and convertible note payable automatically converted upon the closing of the initial public offering.

The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share.

                                                                      YEAR ENDED DECEMBER 31
                                                             1999              2000              2001
                                                         ------------------------------------------------
Net loss attributable to common stockholders             $ (9,714,381)     $(42,596,970)     $(36,792,208)
                                                         ================================================
Weighted-average shares of common stock
  outstanding - basic and diluted                          14,182,800        15,078,100        35,714,000
                                                         ================================================
Basic and diluted net loss per share                     $      (0.68)     $      (2.83)     $      (1.03)
                                                         ================================================

Pro forma (unaudited):
  Net loss                                                                 $(25,574,146)     $(36,792,208)
  Interest on convertible note payable                                           74,000           164,000
                                                                           ------------------------------
  Net loss used in computing pro forma basic and
    diluted net loss per share                                             $(25,500,146)     $(36,628,208)
                                                                           ==============================

  Shares used above                                                          15,078,100        35,714,000
  Pro forma adjustment to reflect weighted effect
    of conversion of convertible preferred stock
    and convertible note payable                                             11,041,900         1,769,000
                                                                           ------------------------------
  Shares used in computing pro forma basic and
    diluted net loss per share                                               26,120,000        37,483,000
                                                                           ==============================
  Pro forma basic and diluted net loss per share                           $      (0.98)     $      (0.98)
                                                                           ==============================

Weighted-average shares from options that could
  potentially dilute basic earnings per share in the
  future that are not included in the computation
  of diluted loss per share as their impact is
  antidilutive (treasury stock method)                        752,400         1,034,000           974,000


RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company will apply SFAS No. 142 beginning January 1, 2002 and does not expect any significant impact on the Company's results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and is currently evaluating the impact of FAS 144 to its financial statements.

3. ACQUISITION

On October 16, 1998, the Company and a venture capital fund managed by a director of the Company closed a transaction at which time the Company received 1,000 shares of common stock, representing 50 percent of the total voting stock of Agbio in exchange for the Company's contribution to Agbio of an exclusive worldwide license in the field of agriculture to all of the Company's technology, which had a $2,000,000 fair value when contributed. The Company's investment in Agbio was recorded initially at zero because the contributed technology was in the development phase and thus had no book value. Agbio also recorded the Company's nonmonetary contribution at zero; however, the other investor's $2,000,000 million contribution was in cash, which created a difference between the Company's investment balance ($0) and its share of Agbio's beginning equity ($1,000,000). This difference was being amortized by the Company over the estimated life of the contributed technology (5 years) as a reduction to its share of Agbio's net losses. The investment balance remained at zero throughout 1999 and 2000.

On December 14, 2001, the Company purchased the remaining 50% of Agbio from the other investor for an aggregate of 925,000 shares of the Company's common stock valued at $6.53 per share. In addition, 25,391 options to purchase the Company's common stock were issued to replace existing Agbio options.

The acquisition of the remaining shares was accounted for as a purchase. Accordingly, the results of operations of Agbio have been included in the consolidated financial statements since December 14, 2001, the effective date of the acquisition. Additionally, 50% of Agbio's losses from January 1, 2001 through December 14, 2001 have been included as a credit to equity in losses from joint ventures. A credit was also recorded directly to retained earnings for 50% of the net worth of Agbio through December 31, 2000.

The purchase price of $6.2 million will be allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal during the first half of 2002. The portion of the purchase price to be allocated to intangible assets will be amortized based upon the useful lives determined in the appraisal. Any excess purchase price over the fair value of the net assets and identifiable intangibles acquired will be allocated to goodwill. On January 1, 2002, the Company will adopt SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach.

Based on unaudited data, the following table presents selected financial information for the Company on a pro forma basis, assuming Agbio had been 100% owned and consolidated since January 1, 2000:

                                                   Years ended December 31
                                                   -----------------------
                                                   2000               2001
                                               -------------------------------

Net revenues                                   $ 11,531,181       $ 34,473,491
Net loss applicable to common shareholders      (44,426,818)       (37,933,490)
Net loss per share                             $      (2.95)      $      (1.04)

The pro forma net loss includes an estimation of amortization of identifiable intangibles and goodwill that would have been recorded had the transaction taken place at the beginning of the period being reported using a useful life of 7 years.

4. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt are as follows:

                                                          DECEMBER 31
                                                    2000               2001
                                                ------------------------------

Equipment loans                                 $ 2,816,922        $ 6,532,386
Convertible note                                 10,000,000                  -
Note payable to Endogen                           6,000,000                  -
Other                                                74,523             52,593
                                                ------------------------------
                                                 18,891,445          6,584,979
Less current portion                              6,796,234          2,618,359
                                                ------------------------------
                                                $12,095,211        $ 3,966,620
                                                ==============================


The Company has entered into several equipment loans with financial institutions for the purchase of equipment, with borrowings secured by the equipment purchased. The loans are repayable in 36 to 42 monthly installments, which commence upon the delivery of equipment. These equipment loans have interest rates that vary from 11.3% to 13.5%.

In December 2000, the Company entered into a convertible note which provided the Company with a $10 million loan bearing interest at 15% per annum. The note automatically converted into 909,091 shares of common stock at $11 per share upon the initial public offering on February 9, 2001.

On January 21, 2000, the Company terminated a product development and marketing agreement with Endogen Corporation (see Note 9), agreeing to pay $2,000,000 in cash and $6,000,000 in a note bearing interest at 6% per annum due within three months of an effective initial public offering or in three equal annual installments beginning January 2001. The note was paid in full during 2001.

Maturities of long-term debt for each of the years succeeding December 31, 2001, are as follows:

              2002                                 $2,618,359
              2003                                  2,812,401
              2004                                  1,154,219
                                                   ----------
                                                   $6,584,979
                                                   ==========

5. SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

In February 2001, the Company completed an initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating gross proceeds of approximately $82.5 million and net proceeds of $74.8 million, after deducting an aggregate of $7.7 million in underwriting discounts, commissions, and other offering related expenses. All shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, and Series F Convertible Preferred Stock outstanding as of the closing date of the offering were automatically converted into shares of common stock. No dividends were paid on any of the Series A, B, C, D, E, or F Convertible Preferred Stock.

Subsequent to the commencement of the Company's initial public offering process, the Company reevaluated the deemed fair market value of its common stock as of July 2000 and determined it to be $11.90 per share. The Series F convertible preferred stock was issued at about the same time for $8.78 per share. The $17,022,824 aggregate excess of the fair value of the "if-converted" stock over the preferred common stock conversion price was allocated to paid-in capital and created a discount on the preferred stock. That discount was immediately amortized to paid in capital (due to a lack of retained earnings) and was considered a deemed dividend for loss-per-share purposes. For all other classes of preferred stock, the conversion price was greater than or equal to the fair value of the "if-converted" common stock.

STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 856,800 common shares may be issued. The Purchase Plan also provides for annual increases in the number of shares available for issuance, beginning in 2001, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 428,400 shares or an amount determined by the Board of Directors. During the year ended December 31, 2001, 28,069 shares were issued. Employees are eligible to participate in the Purchase Plan if they work at least 20 hours per week and more than five months in any calendar year. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period.

STOCK OPTION PLANS

The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (the Plans) under which an aggregate of 6,802,800 options may be granted. Annual increases in the number of shares available for issuance are allowed beginning in 2001, limited to the lesser of 4.5% of the outstanding shares of common stock on the first day of the fiscal year, 2,571,600 shares or an amount determined by the Board of Directors. During 2001, 1,338,552 additional shares were authorized for grant. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the Board of Directors at the date of grant.

The rollforward of shares available for grant through December 31, 2001, is as follows:

Shares available for grant at December 31, 2000                       2,744,100
Options granted                                                      (1,486,890)
Options forfeited                                                       100,260
Increase in options available for grant                               1,338,552
Options assumed in Agbio acquisition                                    (25,391)
                                                                     ----------
Shares available for grant at December 31, 2001                       2,670,631
                                                                     ==========

The Company's option activity is as follows:

                                                               Weighted-average
                                             Number of Shares   Exercise Price
                                             ----------------------------------

Outstanding at December 31, 1998                1,617,600           $1.46
   Granted                                        452,400            3.77
   Exercised                                     (156,000)           1.66
   Forfeited                                      (62,400)           2.32
                                             ----------------------------------
Outstanding at December 31, 1999                1,851,600            1.97
   Granted                                      1,998,000            8.30
   Exercised                                     (489,600)           0.79
   Forfeited                                      (59,700)           2.92
                                             ----------------------------------
Outstanding at December 31, 2000                3,300,300            5.96
   Granted                                      1,486,890            8.48
   Options assumed in Agbio acquisition            25,391            1.10
   Exercised                                     (149,200)           2.48
   Forfeited                                     (100,260)           7.92
                                             ----------------------------------
Outstanding at December 31, 2001                4,563,121           $6.85
                                             ----------------------------------
Exercisable at December 31, 2001                1,785,091           $4.64
                                             ==================================



                                                Number of
                                                  Shares
                                              Outstanding at   Remaining   Number of Shares
                                               December 31,   Contractual   Exercisable at
                                                   2001          Life      December 31, 2001
                                              ----------------------------------------------
Options granted between $0.27 and $1.11           452,291         4.2            452,291
Options granted between $2.20 and $3.31           272,300         5.8            272,300
Options granted between $3.32 and $4.45           587,700         7.6            406,500
Options granted between $5.53 and $6.63           714,150         9.8                  -
Options granted between $6.64 and $7.74            43,500         9.6                  -
Options granted between $7.75 and $8.85         1,854,050         8.7            637,800
Options granted between $8.86 and $9.95            31,350         7.9             16,200
Options granted between $9.96 and $11.06          607,780         9.4                  -
                                              --------------               -----------------
                                                4,563,121                      1,785,091
                                              ==============               =================

From August 1, 1999 through December 31, 1999, and from January 1, 2000 to December 31, 2000, options to purchase 238,800 and 165,600 shares of common stock, respectively, were granted to employees with an exercise price of $3.37 per share. From January 1, 2000 to December 31, 2000 and from January 1, 2001 to February 9, 2001, options to purchase 1,818,000 and 56,400 shares of common stock were granted to employees with an exercise price of $8.78 per share. As a result of these option grants having exercise prices below what was considered the fair value of the underlying stock, the Company recorded deferred compensation of $1,021,108, $7,610,857 and $103,478 in 1999, 2000 and 2001,
respectively. The Company amortized to expense $485,924 in 1999, $3,575,677 in 2000 and $2,812,276 in 2001 using an accelerated vesting method whereby each of the years' vesting components is amortized over its own vesting period.

Pro forma information regarding net loss and net loss per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement for option grants made prior to the Company's initial public offering and the Black-Scholes method for grants made subsequent to such offering. The calculations were made assuming a dividend yield of 0%, a weighted-average expected option life of five years and a weighted-average risk-free interest rate of 5.00%, 5.50% and 5.50% for the years ended December 31, 1999, 2000 and 2001, respectively. The volatility factor used in the Black-Scholes method for the period subsequent to the initial public offering in 2001 was .90. The weighted-average fair value of options granted in 1999, 2000 and 2001 was $0.66, $2.34 and $5.73, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options vesting period. The Company's pro forma information is as follows (i.e., if FAS 123 method had been followed):

                                                          YEAR ENDED DECEMBER 31
                                                   1999            2000            2001
                                               --------------------------------------------
FAS 123 pro forma net loss attributable to
  common shareholders                          $(9,877,694)   $(43,146,317)   $(39,204,421)
FAS 123 pro forma loss per share - basic
  and diluted                                  $     (0.70)   $      (2.86)   $      (1.10)


6. INCOME TAXES

The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are as follows:

                                                  DECEMBER 31
                                             2000              2001
                                        ------------------------------
Deferred tax assets:
   Patent expense                       $    523,000      $    732,000
   Deferred revenue                        1,451,000           981,000
   Inventory obsolescence                    104,000         1,072,000
   Depreciation expense                            -           924,000
   Other                                     294,000           486,000
   Net operating loss carryforwards       19,407,000        31,146,000
                                        ------------------------------
                                          21,779,000        35,341,000
Deferred tax liabilities:
   Intangible assets                      (4,429,000)       (3,635,000)
   Depreciation expense                     (100,000)                -
                                        ------------------------------
Net deferred tax asset                    17,250,000        31,706,000
Valuation allowance                      (17,250,000)      (31,706,000)
                                        ------------------------------
                                        $          -      $          -
                                        ==============================


At December 31, 2001, the Company had net operating loss carryforwards of approximately $77.9 million for U.S. federal and state tax purposes, which expire beginning in 2008. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

7. LEASE OBLIGATIONS

The Company leases its corporate facilities under an operating lease effective through September 2011. The Company has the option to extend the lease for three additional five-year periods. The lease agreement requires the Company to provide the landlord an irrevocable standby letter of credit. The standby letter of credit has a balance of $96,000 at December 31, 2001, and is reduced by $8,000 per month. The lessor completed construction of a 65,000 square foot addition to the corporate facilities in September 2001. The Company's monthly rent payment will be approximately $176,000 per month until September 2006 and $105,000 per month from October 2006 through September 2011. The Company also pays the landlord approximately $30,000 per month for pass-through expenses. During fiscal 2000, the Company prepaid $1 million of rent payments, which was included in long-term other assets. The prepaid rent will be utilized over the remaining life of the lease. Rent expense is being recorded by the Company on a straight-line basis over the amended lease term. Long-term other assets include $1,086,000 of prepaid rent at December 31, 2001.

The Company has two other leased operating facilities. The first operating facility has a three-year lease term commencing May 2000 with the option to extend the lease for an additional three-year period. The second operating facility has a three-year term with the option to extend the lease for an additional five-year period. All facility leases are classified as operating for accounting purposes.

Rent expense was approximately $517,000, $779,000 and $1,713,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

The Company entered into two capital leases during 2001 for the sale and leaseback of certain equipment totaling approximately $5 million. The first lease requires monthly payments of $135,976 through June of 2004. The second lease requires monthly payments of $40,292 through March of 2003, decreasing to $25,102 through September 2004.

Future minimum lease payments, by year and in the aggregate are as follows:

                                                      Capital      Operating
                                                      Leases         Leases
                                                  ----------------------------

     2002                                           $2,115,211    $ 2,926,591
     2003                                            1,978,501      2,655,502
     2004                                            1,041,771      2,441,579
     2005                                                    -      2,539,242
     2006                                                    -      2,455,009
     Thereafter                                              -      8,131,749
                                                  ----------------------------
     Total minimum lease obligations                 5,135,483    $21,149,672
                                                                 =============
     Less amounts representing interest                765,041
                                                  ---------------
     Present value of minimum lease payments         4,370,442
     Less current portion of long-term lease
       obligations                                  $2,727,070
                                                  ===============

                                                     1,643,372
                                                  ---------------

Equipment includes $5,070,000 of assets under capitalized leases, with accumulated depreciation of $380,537 as of December 31, 2001.

8. LICENSE AGREEMENTS

The Company entered into an exclusive license agreement (research license) in March 1994 to make, use and sell products utilizing the licensed patents in the research market. Under the research license, the Company is required to pay a royalty at a rate not to exceed a certain percentage of the selling price on licensed component sales. There have been no sales of licensed components through December 31, 2001. The research license will continue until the licensed patents expire or until the agreement is terminated by either party, whichever is earlier, as defined in the agreement. The Company also entered into an equity agreement with the licensor in March 1994 whereby it issued 115,200 shares of common stock in exchange for the research license and diagnostic market option, which is an exclusive license agreement to make, use and sell products utilizing the licensed patents in the diagnostic market. In October 1998, the Company issued 103,200 shares to the licensor to exercise the diagnostic market option. The shares issued in 1994 and 1998 were valued at amounts considered to approximate the fair value of common stock at the time of each issuance. Under this agreement, the Company granted the licensor a put option to sell a specified number of shares back to the Company anytime after March 1, 1998. The total number of shares that can be put to the Company cannot exceed the number of shares necessary to achieve a purchase price of $200,000. At December 31, 2001, the price per share to be paid if the put option is exercised is $3.37. Accordingly, the Company has classified $200,000 of additional paid-in capital outside of shareholders' equity in the accompanying balance sheets.

In October 2001, the Company entered into a development, license and supply agreement with RIKEN, Inc. (RIKEN). The Company licensed certain patent rights relating to polymorphism genes that encode drug metabolizing enzymes from RIKEN for a nonrefundable fee which is being amortized over its estimated useful life (7.5 years). The Company also pays royalties based upon net sales of licensed products in exclusive and non-exclusive territories.


9. COLLABORATIVE AGREEMENTS

In August 1997, the Company entered into a product development and marketing agreement with Endogen Corporation (Endogen), a leading manufacturer and distributor of reagents supplied to the research market. The Company will develop gene expression monitoring tests for human cytokines and chemokines utilizing the Company's Invader(TM) product platform. Cytokines and chemokines are proteins secreted by cells in the immune system to transfer information between cells and have broad implications in disease detection, monitoring and intervention. Endogen received from the Company an exclusive license to develop and market unregulated nonhuman cytokine and chemokine tests to the life science research and pharmacogenomics markets. The Company retained all rights to regulated product applications which are developed as a result of the agreement. Initial products were shipped to Endogen in 1999. In addition to the retained rights to regulated product applications, the Company obtained a commitment to receive funding of 50 percent of expenditures incurred in the development of the gene expression monitoring tests, to a maximum of $1,050,000, paid over a 36-month period which commenced December 1, 1997, based upon a predetermined schedule of employment and workload sharing. The Company recorded revenue of $350,000 in 1999 and deferred revenue recognition of $19,022 until 2000 on cash received under this contract. The Company terminated the product development and marketing agreement on January 21, 2000, agreeing to pay $8,000,000 to Endogen, consisting of $2,000,000 in cash and $6,000,000 payable under a three-year note bearing interest at 6% (see Note 2). The $8,000,000 was initially capitalized as an intangible asset (i.e., reacquired marketing and distribution rights) in connection with a pending merger with another company. However, the pending merger transaction was terminated in May 2000, which triggered an impairment evaluation of the intangible asset. The impairment evaluation resulted in the recognition of a $5,788,889 impairment loss.

Additionally, the Company's warrant to purchase 125,000 shares of common stock of Endogen, which was received upon execution of the agreement in 1997 but had a carrying value of $0, was canceled.

In August 1999, the Company entered into a Research Agreement with Warner-Lambert, which is now part of Pfizer. Under this agreement the Company agreed to develop and supply assays for SNP analysis and mRNA assays for gene expression profiling for Warner-Lambert's research and development efforts. A total of 181 assays will be developed, with a total of 184,000 determinations. The Company will own all improvements to the Invader assay technology made during the course of the program. In addition, Warner-Lambert has granted the Company an exclusive, worldwide, royalty-free and irrevocable license under the inventions developed in the course of the development program to use and commercialize diagnostic applications. Upon execution of the agreement, Warner-Lambert paid the Company $474,100 for all the assays. The Company recorded revenue from Warner-Lambert of $23,100, $318,350 and $33,650 in 1999, 2000 and 2001, respectively.

In June 2000, the Company entered into a collaborative development agreement with Novartis Pharmaceuticals Corporation (Novartis) to develop a high-density panel of 10,000 SNP assays spaced across the human genome. The Company is required to transfer 10,000 Invader assays comprising 3,840,000 genotype determinations to Novartis solely for its internal research and development applications. Novartis has granted the Company a non-exclusive, fully paid-up worldwide license to improvements to the Invader assays made in the course of its performance under this agreement, as well as the right of first refusal to obtain an exclusive worldwide license to all patent applications claiming discoveries and inventions, made by Novartis in the course of using the assays, for diagnostic applications. The total amount received from the agreement was $950,000, half of which was received in July 2000 upon transfer of assays with the remainder was received upon shipment of each additional genotyping determination. The Company recorded revenue from Novartis of $19,346 in 2000 and $930,654 in 2001.

In August 2000, the Company entered into a collaboration agreement with Applied Biosystems Group, a division of Applera Corporation (Applied Biosystems), for the development and manufacture of certain genotyping assays for the Japanese "Millennium" Project to examine 150,000 unique single nucleotide polymorphisms
(SNPs) in 1,000 individuals and thereafter to examine those same 150,000 SNPs in an additional 4,000 individuals. The Company provided products to Applied Biosystems and received payment in accordance with quantities and prices stated in the supply agreement with Applied Biosystems. Applied Biosystems sold such products together with certain of their own products to the Japanese government. The Company recorded revenue from Applied Biosystems once products were delivered to the end user in Japan. At the end of each quarter, each Company prepared an analysis of revenues recorded and costs incurred to date. The Company's costs included fees for equipment borrowed from Applied Biosystems. The Company and Applied Biosystems established an equal profit sharing arrangement that required a reconciliation of revenues and costs between Applied Biosystems and the Company within 30 days of each three-month period, as defined in the agreement. The Company currently sells products through a Japanese distributor for use in the Japanese Millennium Project.

In December 2000, the Company entered into a development and commercialization agreement with BML, Inc. (BML). Under this agreement, the Company will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML; such development is expected to be complete by the end of 2003. The agreement may be terminated by BML on six months written notice given on or after June 30, 2003. In 2000 and 2001, BML paid the Company $3 million and $2 million, respectively, which is being recognized as revenue on a straight-line basis over the expected term of development services being performed by the Company. Additional funding commitments of $1 million per year are to be received in 2002 and 2003. The Company recorded revenue from BML of $83,333 and $3,000,000 in 2000 and 2001, respectively. The Company deferred revenue recognition of $1,916,667 at December 31, 2001.

In October 2001, the Company entered into a collaborative development agreement with Aclara BioSciences, Inc. (Aclara) for the development and commercialization of multiplexed gene expression research products using Aclara's eTag Technology and the Company's Invader platform. The agreement expires ten years after the first commercial launch of an approved product under the agreement, unless extended by mutual written agreement of Aclara and the Company. The Company and Aclara established an equal cost sharing arrangement that requires a reconciliation of costs between Aclara and the Company within 30 days of each three-month period, as defined in the agreement. There were no material costs incurred by the Company during the year ended December 31, 2001.

In December 2001, the Company entered into an agreement with Daiichi Pure Chemicals Company to develop genotyping assays that detect and/or quantify certain genetic mutations for the purpose of evaluating patients for such mutations. No revenue was recognized during 2001 related to this agreement.

10. 401(k) PLAN

The Company has a 401(k) savings plan (the Plan) which covers substantially all employees. Through September 30, 2000, the Plan did not allow for Company contributions. Effective October 1, 2000, the Plan provides for Company contributions of 50% on up to 6% of employee contributions. Company contributions to the plan were approximately $64,000 and $316,000 in 2000 and 2001, respectively.

11. TERMINATION OF MERGER

In January 2000, the Company entered into an agreement to merge with Applied Biosystems. In May 2000, the Company and Applied Biosystems agreed to terminate the merger agreement. Merger related costs charged to expense were $116,501 and $833,254 in 1999 and 2000, respectively.

12. LITIGATION SETTLEMENT

In October 2000, the Company entered into a settlement and release agreement with ID Biomedical Corporation (ID) related to a patent infringement lawsuit filed by ID in September 2000. In return for a cash payment to ID of $4,000,000 and 545,454 shares of common stock issued to ID valued at the initial public offering price of $11 per share, the patent infringement lawsuit was dismissed and ID agreed not to sue the Company, its affiliates, distributors, customers and any others for patent infringement or otherwise with respect to the manufacture, use or sale of the Company's Invader products. Legal costs associated with the settlement of this case were $533,248. Total litigation settlement costs of $10,533,248 were capitalized as an intangible asset and are being amortized to cost of goods sold over seven years, the period during which the benefits are expected to be realized.

13. SEGMENT DISCLOSURE

The Company operates in one industry segment. Product revenues to international end-users accounted for 82% and 87% of total revenues in 2000 and 2001 (product revenues were not significant in 1999). All customers were billed in U.S. dollars during 2000. At December 31, 2001, $91,907 of receivables are denominated in Yen. Product revenues by geographic area for the years ended December 31, 2000 and 2001, were as follows:

                                               2000                 2001
                                           --------------------------------

     United States                         $ 1,936,738          $ 3,868,909
     Japan                                   7,848,699           26,386,919
     Other                                   1,106,002              149,227
                                           --------------------------------
                                           $10,891,439          $30,405,055
                                           ================================

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following sets forth selected quarterly financial and stock price information for the years ended December 31, 2000 and 2001 (in thousands). The operating results are not necessarily indicative of results for any future period.

                                                         QUARTER ENDED
                                     ------------------------------------------------------
                                      MARCH 31       JUNE 30    SEPTEMBER 30   DECEMBER 31
2001:
   Net revenues                       $ 11,173      $  8,694      $  8,188      $  6,038
   Gross margins                         1,086         1,836         1,823        (3,584)
   Net loss applicable to common
     shareholders                       (5,865)       (6,632)       (7,418)      (16,877)*
   Basic and diluted net loss per
     share                            $  (0.20)     $  (0.17)     $  (0.19)     $  (0.44)
   Common stock per share:
     High                                11.00         11.00         10.19          8.85
     Low                                  5.38          5.10          5.01          6.26

2000:
   Net revenues                       $    614      $    760      $  3,562      $  6,481
   Gross margins                          (988)       (1,191)          658         1,420
   Net loss applicable to common
     shareholders                       (4,344)      (11,512)      (21,040)       (5,701)
   Basic and diluted net loss per
     share                            $  (0.29)     $  (0.77)     $  (1.40)     $  (0.37)

Common stock price per share is not presented from January 1, 2000 to February 8, 2001 because the common stock was not yet publicly traded.

* Net loss applicable to common shareholders during the quarter ended December 31, 2001 included an increase in the reserve for excess and obsolete inventory of $2,180,000 (classified in cost of sales) and an equipment impairment charge of $2,970,000 (classified in general and administrative expenses).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates by reference the information required by this Item from the Company's definitive proxy statement for its 2001 annual meeting of shareholders scheduled to be held on June 5, 2002 ("Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates by reference the information required by this Item from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information required by this Item from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information required by this Item from the Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THIS REPORT.
          1. Financial Statements. The financial statement required to be filed as a part of this Report are listed on page 39.
          2. Financial Statement Schedules. The financial statement schedules required to be filed as a part of this Report are listed on page 39.
          3. Exhibits. The exhibits required to be filed as a part of this Report are listed in the Exhibit Index.
(b) REPORTS ON FORM 8-K. A Current Report on Form 8-K, dated November 28, 2001, was filed with the Securities and Exchange Commission reporting under Items 5 and 7 in connection with the announcement that the board of directors of the company approved the adoption of a Preferred Stock Rights Agreement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

                                      THIRD WAVE TECHNOLOGIES, INC.
                                      (Registrant)


                                      By: Lance Fors
                                          -------------------------------------
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY


We, the undersigned directors and executive officers of Third Wave Technologies, Inc., hereby severally constitute and appoint each of John C. Comerford and Alex
M. Kasper our true and lawful attorney and agent, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K of Third Wave Technologies, Inc. filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on dates indicated.


Signature                     Title                             Date
---------                     -----                             ----

Lance Fors                    President, Chief Executive        April 1, 2002
-------------------------     Officer and Director
Lance Fors

John Puisis                   Chief Financial Officer           April 1, 2002
-------------------------     (Principal Financial Officer)
John Puisis

Alex M. Kasper                Vice President, Finance           March 29, 2002
-------------------------     (Principal Accounting Officer)
Alex M. Kasper

G. Steven Burrill             Director                          April 1, 2002
-------------------------
G. Steven Burrill

                              Director
-------------------------
Tom Daniel

Kenneth R. McGuire            Director                          March 28, 2002
-------------------------
Kenneth R. McGuire

John Neis                     Director                          March 31, 2002
-------------------------
John Neis

                              Director
-------------------------
Lloyd M. Smith

David A. Thompson             Director                          March 29, 2002
-------------------------
David A. Thompson

Preston Tsao                  Director                          March 28, 2002
-------------------------
Preston Tsao

                                  EXHIBIT INDEX


Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by the Company under the Securities Act of 1933, as amended (the "Securities Act"), or to reports or registration statements filed by the company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are hereby incorporated by reference to such statements or reports. The Company's Exchange Act file number is 000-31745.

Exhibits marked with an asterisk (*) indicate portions of the exhibit have received confidential treatment. Exhibits marked with a double asterisk (**) are filed herewith. Exhibits marked with a triple asterisk (***) indicate a management contract or compensatory plan or arrangement.


Exhibit
No.                           Description                              Incorporated By Reference To
-------                       -----------                              ----------------------------
3.1      Amended and Restated Certificate of Incorporation of     Exhibit 3.1(b) to the Registrant's
         the Registrant, dated as of August 16, 2000              Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

3.2      Amended and Restated Bylaws of the Registrant, dated     Exhibit 3.2(b) to the Registrant's
         as of February 9, 2001                                   Registration Statement on Form 8-A, File No.
                                                                  000-31745, filed on November 30, 2001

4.1      Investors' Rights Agreement, dated as of July 24, 2000   Exhibit 4.2 to the Registrant's Registration
                                                                  Statement on Form S-1, Registration No.
                                                                  333-42694, filed on July 31, 2000, as amended

4.2      Rights Agreement between the Registrant and EquiServe    Exhibit 4.9 to the Registrant's Registration
         Trust Company N.A., dated as of October 24, 2001         Statement on Form 8-A, File No. 000-31745,
                                                                  filed on November 30, 2001

10.1***  Incentive Stock Option Plan                              Exhibit 10.1 to the Registrant's
                                                                  Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.2***  1997 Incentive Stock Option Plan                         Exhibit 10.2 to the Registrant's
                                                                  Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.3***  1997 Nonqualified Stock Option Plan                      Exhibit 10.3 to the Registrant's
                                                                  Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.4***  1998 Incentive Stock Option Plan                         Exhibit 10.4 to the Registrant's
                                                                  Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.5***  1999 Incentive Stock Option Plan                         Exhibit 10.5 to the Registrant's
                                                                  Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.6***  1999 Nonqualified Stock Option Plan                      Exhibit 10.6 to the Registrant's
                                                                  Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.7***  2000 Stock Plan                                          Exhibit 10.7 to the Registrant's
                                                                  Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.8***  2000 Employee Stock Purchase Plan                        Exhibit 10.8 to the Registrant's
                                                                  Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.9***  Form of Director and Executive Officer Indemnification   Exhibit 10.9 to the Registrant's
         Agreement                                                Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.10    Master Loan and Security Agreement, dated as of June     Exhibit 10.10 to the Registrant's
         22, 1999, between the Registrant and Transamerica        Registration Statement on Form S-1,
         Business Credit Corporation and amendment, dated as of   Registration No. 333-42694, filed on July
         September 1999, thereto                                  31, 2000, as amended


10.11*   Research Collaboration Agreement, dated as of            Exhibit 10.11 to the Registrant's
         September 30, 1999, between the Registrant and The       Registration Statement on Form S-1,
         Board of Trustees of Leland Stanford Junior University   Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.12*   Collaborative Development Agreement, dated as of June    Exhibit 10.12 to the Registrant's
         21, 2000, between the Registrant and Novartis            Registration Statement on Form S-1,
         Pharmaceuticals Corporation and affiliates               Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.13*   New Assay Development and Option Agreement, dated as     Exhibit 10.13 to the Registrant's
         of June 20, 2000, between the Registrant and SmithKline  Registration Statement on Form S-1,
         Beechman Biologicals SA                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.14*   Memorandum of Understanding, dated as of September 17,   Exhibit 10.14 to the Registrant's
         1999, by the Registrant and approved and accepted by     Registration Statement on Form S-1,
         Genome Research Limited at September 21, 1999            Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.15*   Research Agreement, dated as of August 20, 1999,         Exhibit 10.16 to the Registrant's
         between the Registrant and Pfizer Inc. (as successor in  Registration Statement on Form S-1,
         interest to Warner Lambert Company)                      Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended, amendment dated
                                                                  September 1, 2001 filed herewith

10.16**  Lease Agreement, dated as of April 1, 1997, between      Exhibit 10.18 to the Registrant's
         the Registrant and University Research Park Facilities   Registration Statement on Form S-1,
         Corp. and amendment, dated as of September 1, 2001       Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.17    Lease, dated as of April 10, 2000, between the           Exhibit 10.19 to the Registrant's
         Registrant and Prairie Warehousing LLP                   Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.18    Development and Supply Agreement, dated as of August     Exhibit 10.20 to the Registrant's
         1, 2000, between the Registrant and the Applied          Registration Statement on Form S-1,
         Biosystems Unit of Applera Corporation                   Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.19    Equipment Loan Agreement, dated as of August 1, 2000,    Exhibit 10.21 to the Registrant's
         between the Registrant and the Applied Biosystems Unit   Registration Statement on Form S-1,
         of Applera Corporation                                   Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.20    Promissory Note, dated as of January 21, 2000, issued    Exhibit 10.23 to the Registrant's
         by the Registrant to Endogen Corporation                 Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.21    Convertible Note Purchase Agreement, dated as of         Exhibit 10.24 to the Registrant's
         December 15, 2000, between the Registrant and The        Registration Statement on Form S-1,
         Endeavors Group LLC, and the related convertible         Registration No. 333-42694, filed on July
         subordinated promissory note                             31, 2000, as amended

10.22    Lease, dated as of October 30, 2000, between the         Exhibit 10.25 to the Registrant's
         Registrant and LCB, LLC                                  Registration Statement on Form S-1,
                                                                  Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

10.23    Development and Commercialization Agreement, dated as    Exhibit 10.26 to the Registrant's
         of December 29, 2000, between the Registrant and BML,    Registration Statement on Form S-1,
         Inc.                                                     Registration No. 333-42694, filed on July
                                                                  31, 2000, as amended

21**     List of Subsidiaries

23**     Consent of Ernst & Young LLP

24** Powers of Attorney (contained in the signature page hereto)

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2001, 2000, and 1999
                             (Dollars in Thousands)


                                        ADDITIONS
                          BALANCE AT     CHARGED
                          BEGINNING   (CREDITED) TO                  BALANCE AT
     DESCRIPTION           OF YEAR       EXPENSE      DEDUCTIONS    END OF YEAR
--------------------------------------------------------------------------------

Allowance for doubtful
accounts receivable:

1999                        $    1        $   55        $    0        $   56
                            ======        ======        ======        ======

2000                        $   56        $    3        $    0        $   59
                            ======        ======        ======        ======

2001                        $   59        $  116        $    0        $  175
                            ======        ======        ======        ======

Allowance for excess and
obsolete inventory:

1999                        $    0        $  155        $    0        $  155
                            ======        ======        ======        ======

2000                        $  155        $  105        $    0        $  260
                            ======        ======        ======        ======

2001                        $  260        $2,420        $    0        $2,680
                            ======        ======        ======        ======