Form 10-Q
period 2002-03-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2002-05-15
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of March 31, 2002, was 39,402,351.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   --------
PART I   FINANCIAL INFORMATION..................................................................      1

     Item 1.  Financial Statements..............................................................      1

         Balance Sheets as of March 31, 2002 and December 31, 2001..............................      1

         Statements of Operations for the three months ended March 31, 2002 and 2001............      2

         Statements of Cash Flows for the three months ended March 31, 2002 and 2001............      3

         Notes to Financial Statements..........................................................      4

     Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................      6

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................     10

PART II  OTHER INFORMATION......................................................................     11

     Item 1. Legal Proceedings..................................................................     11

     Item 2. Changes In Securities And Use Of Proceeds..........................................     11

     Item 3. Defaults Upon Senior Securities....................................................     11

     Item 4. Submission Of Matters To A Vote Of Security Holders................................     11

     Item 5. Other Information..................................................................     11

     Item 6. Exhibits And Reports On Form 8-K...................................................     11

SIGNATURES......................................................................................     12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          THIRD WAVE TECHNOLOGIES, INC.
                                 Balance Sheets


                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2002                2001
                            ASSETS                                                  (UNAUDITED)          (AUDITED)
                                                                                   -------------       -------------
Current assets:
  Cash and cash equivalents                                                        $   5,230,493       $   1,807,372
  Short-term investments                                                              61,297,401          71,491,751
  Receivables
     Trade, net of allowance for doubtful accounts of
       $175,000 at March 31, 2002 and December 31, 2001                                5,134,894           1,829,122
  Inventories                                                                          4,746,605           6,448,974
  Prepaid expenses and other                                                           1,926,593           2,308,003
                                                                                   -------------       -------------
Total current assets                                                                  78,335,986          83,885,222
Equipment and leasehold improvements
  Machinery and equipment                                                             31,300,442          30,848,712
  Leasehold improvements                                                               8,312,749           7,597,235
                                                                                   -------------       -------------
                                                                                      39,613,191          38,445,947
  Less accumulated depreciation                                                       13,062,105          10,864,634
                                                                                   -------------       -------------
                                                                                      26,551,086          27,581,313
Intangible assets                                                                     14,722,366          15,431,620
Other assets                                                                           4,401,710           4,716,427
                                                                                   -------------       -------------

         Total assets                                                              $ 124,011,148       $ 131,614,582
                                                                                   =============       =============


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $  12,111,070       $  11,276,955
  Accrued expenses and other liabilities                                               1,827,501           1,976,799
  Deferred revenue                                                                     1,393,460           1,535,951
  Long-term debt due within one year                                                   2,706,139           2,618,359
  Capital lease obligations due within one year                                        1,697,219           1,643,372
                                                                                   -------------       -------------
Total current liabilities                                                             19,735,389          19,051,436
Deferred revenue                                                                         666,667             916,667
Long-term debt                                                                         3,253,289           3,966,620
Other                                                                                    200,000             200,000
Capital lease obligations                                                              2,282,030           2,727,070

Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                                            --                  --
  Common stock, $.001 par value, 100,000,000 shares
     authorized, respectively 39,402,351 and 39,374,014
     shares issued and outstanding, respectively                                          39,402              39,374
  Additional paid-in capital                                                         191,453,883         191,426,698
  Deferred stock compensation                                                         (1,449,554)         (1,861,566)
  Accumulated deficit                                                                (92,169,958)        (84,851,717)
                                                                                   -------------       -------------

         Total shareholders' equity                                                   97,873,773         104,752,789
                                                                                   -------------       -------------

         Total liabilities and shareholders' equity                                $ 124,011,148       $ 131,614,582
                                                                                   =============       =============


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                            Statements of Operations
                                   (Unaudited)


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 2002               2001
                                                             ------------       ------------
Revenues:
   Product sales                                             $  9,371,424       $ 10,173,427
   Development revenue                                            500,001            860,000
   Grant revenue                                                  256,202            139,191
                                                             ------------       ------------
Total revenues                                                 10,127,627         11,172,618
                                                             ------------       ------------
Operating expenses:
   Cost of goods sold
       Product cost of goods sold (see note 5)                  7,194,817          9,603,766
       Intangible amortization                                    482,640            482,640
                                                             ------------       ------------
   Total cost of goods sold                                     7,677,457         10,086,406

   Research and development (see note 5)                        4,446,782          2,863,842
   Selling and marketing (see note 5)                           2,613,674          2,371,390
   General and administrative (see note 5)                      2,710,878          2,401,126
                                                             ------------       ------------
                                                                9,771,334          7,636,358
                                                             ------------       ------------

Total operating expenses                                       17,448,791         17,722,764
                                                             ------------       ------------
Loss from operations                                           (7,321,164)        (6,550,146)

Other income (expense):

   Interest income                                                299,118          1,017,784
   Interest expense                                              (355,457)          (348,168)
   Other                                                           59,262             15,341
                                                             ------------       ------------
Other income (expense):                                             2,923            684,957
                                                             ------------       ------------
Net loss attributable to common shareholders                 $ (7,318,241)      $ (5,865,189)
                                                             ============       ============

Basic and diluted net loss per share  (see note 2)           $      (0.19)      $      (0.20)

Shares used in computing basic and diluted net loss per        39,379,511         28,738,755


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                            Statements of Cash Flows
                                   (Unaudited)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -------------------------------
                                                                         2002               2001
                                                                     ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                             $ (7,318,241)      $ (5,865,189)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                        3,035,277          1,750,673
   Noncash stock compensation                                             412,012            960,879
   Amortization of deferred gain                                           (4,200)                 0
   Changes in operating assets and liabilities:
      Receivables                                                      (3,305,772)        (9,558,762)
      Inventories                                                       1,702,369         (1,176,391)
      Prepaid expenses and other assets                                   559,775           (148,006)
      Accounts payable                                                    834,115          4,202,629
      Accrued expenses and other liabilities                             (137,298)           203,134
      Deferred revenue                                                   (392,491)         2,957,213
                                                                     ------------       ------------
Net cash provided by (used in) operating activities                    (4,614,454)        (6,673,820)
                                                                     ------------       ------------

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                      (1,167,244)        (6,739,196)
Purchase of short-term investments                                     (4,267,467)       (85,743,678)
Sales of short-term investments                                        14,461,817         14,381,079
                                                                     ------------       ------------
Net cash provided by (used in) investing activities                     9,027,106        (78,101,795)
                                                                     ------------       ------------

FINANCING ACTIVITIES:
Payments on long-term debt                                               (625,551)        (2,189,315)
Proceeds from common stock, net                                            27,213         74,685,126
Payments on capital lease obligations                                    (391,193)                 0
                                                                     ------------       ------------
Net cash provided by (used in) financing activities                      (989,531)        72,495,811
                                                                     ------------       ------------
Net change in cash and cash equivalents                                 3,423,121        (12,279,804)
Cash and cash equivalents at beginning of period                        1,807,372         14,046,484
                                                                     ------------       ------------
Cash and cash equivalents at end of period                           $  5,230,493       $  1,766,680
                                                                     ============       ============


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (unaudited)

(1) Basis of Presentation

The accompanying unaudited financial statements of Third Wave Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

(3)  Initial Public Offering

In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating gross proceeds of approximately $82.5 million and net proceeds of $74.8 million, after deducting an aggregate of $7.7 million in underwriting discounts, commissions, and other offering related expenses. All shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, and Series F Convertible Preferred Stock outstanding as of the closing date of the offering were automatically converted into shares of common stock. No dividends were paid on any of the Series A, B, C, D, E, or F Convertible Preferred Stock. We expect to use the proceeds from the offering for capital expenditures, and general corporate purposes, including working capital and research and development activities.

(4)  Inventory

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventory consists of the following:


                                                March 31,        December 31,
                                                  2002              2001
                                               -----------       -----------
Raw material                                   $ 6,201,621       $ 6,963,240
Finished goods and work in process               1,224,984         2,165,734
Reserve for excess and obsolete inventory       (2,680,000)       (2,680,000)
                                               -----------       -----------

Total inventory                                $ 4,746,605       $ 6,448,974
                                               ===========       ===========


 (5) Stock Compensation

Included in operating expenses are the following stock compensation charges:


                                                    Three Months Ended
                                                ----------------------------
                                                March 31,           March 31,
                                                  2002                2001
                                                --------            --------
Cost of goods sold                              $ 75,871            $185,012
Research and development                          40,447              91,978
Selling and marketing                             16,808              42,963
General and administrative                       278,886             640,926
                                                --------            --------

            Total stock compensation            $412,012            $960,879
                                                ========            ========


 (6) Derivative Instruments

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

The Company sells its products in a number of countries throughout the world. In the quarter ending March 31, 2002, the Company sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, the Company purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. Contracts outstanding at March 31, 2002 represented a combined U.S. dollar equivalent commitment of approximately $6.5 million. The changes in the fair value of the Company's derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings. An unrealized loss on the forward contracts and an offsetting unrealized gain on the underlying hedged transactions were recorded as a liability and asset, respectively, in the financial statements.

(7) Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.


OVERVIEW
Third Wave Technologies develops, manufactures and markets genetic analysis products used in the discovery and validation of the genetic basis of disease and the delivery of personalized medicine.

Our patented Invader product platform is highly accurate, sensitive, easy to use and cost-effective, enabling the acceleration of genome and pharmaceutical research and clinical patient analysis.

We have established strategic collaborations in the U.S. and abroad with government initiatives, pharmaceutical and biotechnology companies, academic research centers, clinical reference labs and major healthcare providers. We are focused on high-volume opportunities with customers and collaborators in large-scale disease association studies, drug response marker profiling and molecular diagnostics.

A large suite of Third Wave's turnkey Invader platform products are or will be available in a variety of formats to meet the needs of our customers including analyte specific reagents for routine clinical use and a large number of products for research use. We have also introduced its first series of Invader RNA Assay products for measuring the expression levels of genes with proven clinical relevance. We will launch additional products for genotyping and gene expression analysis. These products will be available in flexible formats and include genome-wide screening and medically associated panels including disease-specific panels, microsatellite replacement panels and assays for quantitating a number of infectious diseases and mRNA transcripts, including drug metabolizing enzymes, cytokines, chemokines, growth factors and housekeeping and reporter genes.

Invader products are compatible with existing automation processes and detection platforms and are available in convenient, ready-to-use formats. These advantages make Invader products ideally suited for both small-scale and large-scale genetic analysis in research and clinical applications, including drug discovery and development and patient diagnosis and treatment. Our proprietary products and technologies position us to exploit the growing market opportunity for genetic analysis products.

Our financial results may vary significantly from quarter to quarter due to fluctuations in the demand for our products, timing of new product introductions and deliveries made during the quarter, the timing of research, development and grant revenues, and increases in spending, including expenses related to our product development and manufacturing capabilities.

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

LONG-LIVED ASSETS--IMPAIRMENT

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

DERIVATIVE INSTRUMENTS

We sell products in a number of countries throughout the world. During 2001 and 2002, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were contracts outstanding at March 31, 2002 amounting to $6.5 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

SIGNIFICANT CUSTOMER

We generated approximately $7.5 million of our revenues from sales to one end-user customer in the Japanese government during the quarter ended March 31, 2002. As of March 31, 2002, $3.5 million of our accounts receivable were attributable to this customer. If our primary customer would experience significant adverse conditions, they may not be able to complete the purchase of additional products from us under the terms of our existing firm sale commitments.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At March 31, 2002, our inventory reserves were $2.7 million, or 36% of our $7.4 million total gross inventories.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

REVENUES. Revenues for the three months ended March 31, 2002 of $10.1 million represents a decrease of $1.1 million as compared to revenues of $11.2 million for the corresponding period of 2001.

Product revenues decreased to $9.4 million for the quarter ended March 31, 2002, from $10.2 million in the quarter ended March 31, 2001. Product sales during the three month period ending March 31, 2001 were above expectations as our largest customer accelerated its purchases of our proprietary Cleavase enzyme. The customer uses the enzyme in conjunction with previously delivered Invader SNP probes sets, as well as those planned to be delivered over the remainder of the project.

Development revenues decreased to $0.5 million for the three months ended March 31, 2002, from $0.9 million for the three months ended March 31, 2001. The decrease is primarily due to a scheduled decrease in funding amounts per the agreement for development work being done on a development and commercialization agreement with BML, Inc. Under the agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of the 2003 calendar year.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended March 31, 2002, cost of goods sold decreased to $7.7 million compared to $10.1 million for the corresponding period of 2001. The decrease was due to lower variable costs due to lower product sales and improved operational efficiencies.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended March 31, 2002 were $4.4 million, compared to $2.9 million for the corresponding period of 2001. The increase in research and development expenses for the three month period of $1.5 was primarily attributable to increased expenses associated with additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, increased material costs for assay and product development, and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended March 31, 2002 were $2.6 million, an increase of $0.2 million, as compared to $2.4 million for the corresponding period of 2001. We attribute this increase to the hiring of additional personnel and increased costs associated with establishing and commercializing our clinical and genomic business units.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $2.7 million in the three months ended March 31, 2002, from $2.4 million for the corresponding period in 2001. The increase is due to the hiring of additional personnel to support our growing business activities, increased facilities expenses, and increased costs associated with operating a public company.

INTEREST INCOME. Interest income for the three months ended March 31, 2002, was $0.3 million, compared to $1.0 million for the corresponding period of 2001. This decrease was primarily due to lower interest rates compared to the three month period ending March 31, 2001.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2002 was approximately $0.4 million compared to $0.3 million in the corresponding period in 2001. The increase in interest expense was due to additional debt related to the capital equipment financing completed in the later periods of 2001.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of March 31, 2002, we had cash and cash equivalents and short-term investments of $66.5 million.

In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $74.8 million.

Net cash used in operations for the three months ended March 31, 2002 was approximately $4.6 million, compared with approximately $6.7 million for the comparable period in 2001. Non-cash charges in the three months ended March 31, 2002 included stock compensation expense of $0.4 million and depreciation and amortization expense of $3.0 million. The change in operating assets and liabilities for the three months ended March 31, 2002 included an increase in accounts receivable of $3.3 million, a decrease in inventory of $1.7 million, a decrease in prepaid expenses and other assets of $0.6 million, an increase in accounts payable of $0.8 million, a decrease in accrued liabilities of $0.1 million and a decrease in deferred revenue of $0.4 million. Investing activities included $1.2 million for purchases of capital equipment and $10.2 million for the net sale of short-term investments. Financing activities for the three months ended March 31, 2002 included the use of $0.6 million to repay debt, $0.4 million for capital lease obligations and net proceeds from the issuance of common stock from the exercise of stock options of less than $0.1 million.

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

SUBSEQUENT EVENT

In April 2002, we developed and announced a strategy designed to streamline and simplify the company's product development and manufacturing operations, increase its gross margins, reduce its operating expenses and enable it to develop markets and move more aggressively towards profitability. The strategy includes an expansion of the company's sales and marketing presence and a continuation of its ongoing product development activities. It also included an approximately 25 percent reduction in the company's work force and significantly lower capital needs during 2002.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. The securities in our investment portfolio are not leveraged and, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Due to the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Overview" and "Risk Factors" sections of our annual report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements.

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

            In connection with the Offering, we incurred approximately $5.8 million in underwriting discounts and commissions, and approximately $1.9 million in other related expenses. The net offering proceeds to us, after deducting the foregoing expenses, were approximately $74.8 million.

            From the time of receipt through March 2002, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $4.3 million for general corporate purposes, including working capital and research and development activities.

            We expect to use the remainder of the net proceeds for general corporate purposes, including working capital and expanding research and development and sales and marketing efforts to accelerate the commercialization of new products and the development of new partnerships.

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

        (b) Reports on Form 8-K filed during the three months ended March 31, 2002 - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THIRD WAVE TECHNOLOGIES, INC.


Date: May 15, 2002                          By: /s/ Lance Fors
                                               ---------------------------------
                                            Lance Fors, CEO

Date: May 15, 2002                          By: /s/ John Comerford
                                               ---------------------------------
                                            John Comerford, Vice President and
                                            General Counsel

Date: May 15, 2002                          By: /s/ John Puisis
                                               ---------------------------------
                                            John Puisis, CFO