Form 10-Q
period 2002-06-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2002-08-14
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD ________ to ________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of June 30, 2002, was 39,467,763.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
PART I   FINANCIAL INFORMATION......................................................................      1

     Item 1.  Financial Statements..................................................................      1

         Balance Sheets as of June 30, 2002 and December 31, 2001...................................      1

         Statements of Operations for the three and six months ended June 30, 2002 and..............      2
         2001......................................................................................

         Statements of Cash Flows for the six months ended June 30, 2002 and 2001...................      3

         Notes to Financial Statements..............................................................      4

     Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations......................................................................      7

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................     12

PART II  OTHER INFORMATION..........................................................................     13

     Item 1. Legal Proceedings......................................................................     13

     Item 2. Changes In Securities And Use Of Proceeds..............................................     13

     Item 3. Defaults Upon Senior Securities........................................................     13

     Item 4. Submission Of Matters To A Vote Of Security Holders....................................     13

     Item 5. Other Information......................................................................     13

     Item 6. Exhibits And Reports On Form 8-K.......................................................     13

SIGNATURES..........................................................................................     14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                                 Balance Sheets

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      2002               2001
                            ASSETS                                                 (UNAUDITED)         (AUDITED)
                            ------                                                -------------      -------------
Current assets:
  Cash and cash equivalents                                                       $   3,054,902      $   1,807,372
  Short-term investments                                                             57,025,652         71,491,751
  Receivables
     Trade, net of allowance for doubtful accounts of
       $175,000 at June 30, 2002 and December 31, 2001                                5,215,257          1,829,122
  Inventories                                                                         3,356,169          6,448,974
  Prepaid expenses and other                                                          2,094,168          2,308,003
                                                                                  -------------      -------------
Total current assets                                                                 70,746,148         83,885,222
Equipment and leasehold improvements
  Machinery and equipment                                                            31,757,024         30,848,712
  Leasehold improvements                                                              8,347,137          7,597,235
                                                                                  -------------      -------------
                                                                                     40,104,161         38,445,947
  Less accumulated depreciation                                                      15,393,372         10,864,634
                                                                                  -------------      -------------
                                                                                     24,710,789         27,581,313
Intangible assets, net of accumulated amortization                                    8,263,654          9,257,434
Goodwill and indefinite lived intangible assets                                       6,174,186          6,174,186
Other assets                                                                          4,091,167          4,716,427

         Total assets                                                             $ 113,985,944      $ 131,614,582
                                                                                  =============      =============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts payable                                                                $   8,579,569      $  11,276,955
  Accrued expenses and other liabilities                                              2,497,994          1,976,799
  Deferred revenue                                                                    1,294,874          1,535,951
  Long-term debt due within one year                                                  2,744,240          2,618,359
  Capital lease obligations due within one year                                       1,706,779          1,643,372
                                                                                  -------------      -------------
Total current liabilities                                                            16,823,456         19,051,436
Deferred revenue                                                                        416,667            916,667
Long-term debt                                                                        2,570,669          3,966,620
Other                                                                                   200,000            200,000
Capital lease obligations                                                             1,868,459          2,727,070

Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value,
     10,000,000 shares authorized, 0 shares issued and outstanding                            0                  0
  Common stock, $.001 par value, 100,000,000 shares
     authorized, respectively 39,467,763 and 39,374,014
     shares issued and outstanding, respectively                                         39,468             39,374
  Additional paid-in capital                                                        191,339,661        191,426,698
  Deferred stock compensation                                                          (974,809)        (1,861,566)
  Accumulated deficit                                                               (98,297,627)       (84,851,717)
                                                                                  -------------      -------------

         Total shareholders' equity                                                  92,106,693        104,752,789
                                                                                  -------------      -------------

         Total liabilities and shareholders' equity                               $ 113,985,944      $ 131,614,582
                                                                                  =============      =============


See accompanying notes to financial statements

                          THIRD WAVE TECHNOLOGIES, INC.

                            Statements of Operations
                                   (Unaudited)

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                             JUNE 30
                                                      2002              2001              2002              2001
                                                  ------------      ------------      ------------      ------------
Revenues:
   Product                                        $  9,034,879      $  7,816,563      $ 18,406,303      $ 17,989,990
   Development                                         499,999           750,000         1,000,000         1,610,000
   Grant                                                52,745           127,060           308,947           266,251
                                                  ------------      ------------      ------------      ------------
                                                     9,587,623         8,693,623        19,715,250        19,866,241
                                                  ------------      ------------      ------------      ------------

Operating expenses:
   Cost of goods sold
     Product cost of goods sold (see note 5)         6,119,240         6,375,372        13,314,057        15,979,138
     Intangible amortization                           482,640           482,640           965,280           965,280
                                                  ------------      ------------      ------------      ------------
   Total cost of goods sold                          6,601,880         6,858,012        14,279,337        16,944,418

   Research and development (see note 5)             3,634,439         4,072,805         8,081,221         6,936,647
   Selling and marketing  (see note 5)               2,206,306         2,530,022         4,819,980         4,901,412
   General and administrative (see note 5)           3,093,644         2,723,620         5,804,522         5,124,746
                                                  ------------      ------------      ------------      ------------
                                                     8,934,389         9,326,447        18,705,723        16,962,805
                                                  ------------      ------------      ------------      ------------

Total operating expenses                            15,536,269        16,184,459        32,985,060        33,907,223
                                                  ------------      ------------      ------------      ------------

Loss from operations                                (5,948,646)       (7,490,836)      (13,269,810)      (14,040,982)

Other income (expense):
   Interest income                                     259,295         1,094,680           558,413         2,112,464
   Interest expense                                   (316,824)         (202,495)         (672,281)         (550,663)
   Other                                              (121,494)          (33,645)          (62,232)          (18,304)
                                                  ------------      ------------      ------------      ------------
                                                      (179,023)          858,540          (176,100)        1,543,497
                                                  ------------      ------------      ------------      ------------

Net loss attributable to common shareholders      ($ 6,127,669)     ($ 6,632,296)     ($13,445,910)     ($12,497,485)
                                                  ============      ============      ============      ============

Net loss per share - basic and diluted             $     (0.16)      $     (0.17)      $     (0.34)      $     (0.37)
Weighted average shares outstanding, basic
   and diluted                                      39,445,959        38,316,062        39,412,577        33,401,409


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                            Statements of Cash Flows
                                   (Unaudited)


                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    ------------------------------
                                                                        2002              2001
                                                                    ------------      ------------
OPERATING ACTIVITIES:
Net loss                                                            ($13,445,910)     ($12,497,485)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                       4,828,606         3,159,430
   Amortization of intangible assets                                     993,780           965,280
   Noncash stock compensation                                            604,493         1,707,282
   Gain / loss on sale of assets                                         (90,874)           45,712
   Amortization of deferred gain                                          (8,400)                0
   Changes in operating assets and liabilities:
      Receivables                                                     (3,386,135)       (1,669,595)
      Inventories                                                      3,092,805        (7,644,024)
      Prepaid expenses and other assets                                  570,565          (342,785)
      Accounts payable                                                (2,697,386)           26,753
      Accrued expenses and other liabilities                             545,195           298,791
      Deferred revenue                                                  (741,077)         (717,270)
                                                                    ------------      ------------
Net cash provided by (used in) operating activities                   (9,734,338)      (16,667,911)
                                                                    ------------      ------------

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                     (1,801,528)      (15,997,656)
Proceeds from sale of equipment                                          187,250         4,070,000
Purchase of short-term investments                                   (11,091,718)      (96,378,084)
Sales of short-term investments                                       25,557,817        38,181,079
                                                                    ------------      ------------
Net cash provided by (used in) investing activities                   12,851,821       (70,124,661)
                                                                    ------------      ------------

FINANCING ACTIVITIES:
Proceeds from long-term debt                                                   0         5,399,879
Payments on long-term debt                                            (1,270,070)       (6,509,914)
Proceeds from common stock, net                                          195,321        74,721,782
Payments on capital lease obligations                                   (795,204)          (38,202)
                                                                    ------------      ------------
Net cash provided by (used in) financing activities                   (1,869,953)       73,573,545
                                                                    ------------      ------------
Net change in cash and cash equivalents                                1,247,530       (13,219,027)
Cash and cash equivalents at beginning of period                       1,807,372        14,046,484
                                                                    ------------      ------------
Cash and cash equivalents at end of period                          $  3,054,902      $    827,457
                                                                    ============      ============



See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (unaudited)

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

Inventory consists of the following:

                                                    June 30,        December 31,
                                                      2002             2001
                                                   -----------      -----------

Raw material                                       $ 5,105,662      $ 6,963,240
Finished goods and work in process                     930,507        2,165,734
Reserve for excess and obsolete inventory           (2,680,000)      (2,680,000)
                                                   -----------      -----------

Total inventory                                    $ 3,356,169      $ 6,448,974
                                                   ===========      ===========

(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of recoveries for forfeited options:

                                  Three months ended          Six months ended
                                        June 30,                  June 30,
                                    2002       2001          2002        2001

Cost of goods sold               $  23,868  $ 144,573     $  99,739   $  329,585
Research and development            16,083     71,863        56,530      163,841
Selling and marketing                4,402     33,023        21,210       75,986
General and administrative         148,128    496,944       427,014    1,137,870
                                 --------------------     ----------------------

    Total stock compensation     $ 192,481  $ 746,403     $ 604,493   $1,707,282
                                 ====================     ======================

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

The Company sells its products in a number of countries throughout the world. In the quarter ending June 30, 2002, the Company sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, the Company purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. Contracts outstanding at June 30, 2002 represented a combined U.S. dollar equivalent commitment of approximately $3.3 million. The changes in the fair value of the Company's derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings. An unrealized loss on the forward contracts and an offsetting unrealized gain on the underlying hedged transactions were recorded as a liability and asset, respectively, in the financial statements.

(7) Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

The Company has performed the required impairment test of goodwill and intangible assets deemed to have an indefinite life as of the date of adoption and has concluded that an impairment charge resulting from the transitional impairment test is not required.

Intangible assets at June 30, 2002 and December 31, 2001, consist of the following:

                                                                    As of
                                                       June 30, 2002   December 31, 2001
Amortized intangible assets
       Cost of settling patent litigation               $ 10,533,248      $ 10,533,248
       Reacquired marketing and distribution rights        8,000,000         8,000,000
       FY 2000 impairment                                 (5,788,889)       (5,788,889)
       Customer agreements                                   171,000           171,000
                                                        ------------      ------------
                                                        $ 12,915,359      $ 12,915,359
                                                        ------------      ------------

Accumulated Amortization
       Cost of settling patent litigation               $  2,624,995      $  1,872,619
       Reacquired marketing and distribution rights        1,998,210         1,785,306
       Customer agreements                                    28,500              --
                                                        ------------      ------------
                                                        $  4,651,705      $  3,657,925
                                                        ------------      ------------

Unamortized intangible assets
       Goodwill                                         $  4,700,186      $  4,700,186
       Technology license                                  1,053,000         1,053,000
       Trademark                                             421,000           421,000
                                                        ------------      ------------
                                                        $  6,174,186      $  6,174,186
                                                        ------------      ------------




(8) Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.


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

A large suite of Third Wave's turnkey Invader products are or will be available in a variety of formats to meet the needs of our customers including analyte specific reagents for routine clinical use and products for research use. We also have introduced a series of Invader RNA Assay products for measuring the expression levels of genes with proven clinical relevance. We will launch additional products for genotyping and gene expression analysis. These products will be available in flexible formats and include assays for quantitating a number of diseases and mRNA transcripts, including drug metabolizing enzymes, cytokines, chemokines, growth factors and housekeeping and reporter genes.

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

DERIVATIVE INSTRUMENTS

We sell products in a number of countries throughout the world. During 2001 and 2002, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were contracts outstanding at June 30, 2002 amounting to $3.3 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

SIGNIFICANT CUSTOMER

We generated approximately $7.1 million of our revenues from sales to a major Japanese research institute for use by several end-users during the quarter ended June 30, 2002. As of June 30, 2002, $3.7 million of our accounts receivable were attributable to this customer. There is no guarantee that this significant customer will continue to purchase our products at current levels.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At June 30, 2002, our inventory reserves were $2.7 million, or 44% of our $6.0 million total gross inventories.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 and 2001

REVENUES. Revenues for the three months ended June 30, 2002 of $9.6 million represents an increase of $0.9 million as compared to revenues of $8.7 million for the corresponding period of 2001. Revenues for the six months ended June 30, 2002 of $19.7 million represents a decrease of $0.2 million as compared to revenues of $19.9 million for the corresponding period of 2001.

Product revenues increased to $9.0 million for the quarter ended June 30, 2002, from $7.8 million in the quarter ended June 30, 2001. Product revenues increased to $18.4 million for the six months ended June 30, 2002, from $18.0 in the six months ended June 30, 2001. Product sales during the three and six month periods ended June 30, 2002 were above the corresponding period in the prior year due to an increase in sales of our clinical ASR products and an increase in sales of our SNP assays in Japan through a distributor.

Development revenues decreased to $0.5 million for the three months ended June 30, 2002, from $0.8 million for the three months ended June 30, 2001. Development revenues decreased to $1.0 million for the six months ended June 30, 2002, from $1.6 million for the six months ended June 30, 2001. The decreases were primarily due to a scheduled decrease in funding amounts per the development and commercialization agreement with BML, Inc. Under the agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of the 2003 calendar year.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended June 30, 2002, cost of goods sold decreased to $6.6 million compared to $6.9 million for the corresponding period of 2001. For the six months ended June 30, 2002, cost of goods sold decreased to $14.3 million compared to $16.9 million for the corresponding period in 2001. The decreases were due primarily to lower variable costs achieved by improved operational efficiencies.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended June 30, 2002 were $3.6 million, compared to $4.1 million for the corresponding period of 2001. Research and development expenses for the six months ended June 30, 2002 were $8.1 million, compared to $6.9 million for the six months ended June 30, 2001. The decrease in research and development expenses for the three month period was primarily attributable to decreased material costs for assay and product development.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended June 30, 2002 were $2.2 million, a decrease of $0.3 million, as compared to $2.5 million for the corresponding period of 2001. Selling and marketing expenses for the six months ended June 30, 2002 were $4.8 million, a decrease of $0.1 million, as compared to $4.9 million for the corresponding period of 2001. We attribute the change to a combination of a reduction in the supply of complimentary product, the hiring of additional personnel and increased costs associated with establishing and commercializing our clinical and genomic business units.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $3.1 million in the three months ended June 30, 2002, from $2.7 million for the corresponding period in 2001. For the six months ended June 30, 2002, general and administrative expenses increased to $5.8 million from $5.1 million for the corresponding period in 2001. The increase is due to the hiring of additional personnel to support our growing business activities, increased facilities expenses, and increased costs associated with operating a public company.


INTEREST INCOME. Interest income for the three months ended June 30, 2002, was $0.3 million, compared to $1.1 million for the corresponding period of 2001. Interest income for the six months ended June 30, 2002 was $0.6 million compared to $2.1 million for the six months ended June 30, 2001. The decreases were primarily due to lower interest rates compared to the three and six month periods ending June 30, 2001.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2002 was $0.3 million compared to $0.2 million in the corresponding period in 2001. Interest expense for the six months ended June 30, 2002 was $0.7 million compared to $0.6 million in the corresponding period in 2001. The increase in interest expense was due to additional debt related to the capital equipment financing completed in the later periods of 2001.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of June 30, 2002, we had cash and cash equivalents and short-term investments of $60.1 million.

In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $74.8 million.

Net cash used in operations for the six months ended June 30, 2002 was approximately $9.7 million, compared with approximately $16.7 million for the comparable period in 2001. Non-cash charges in the six months ended June 30, 2002 included stock compensation expense of $0.6 million and depreciation and amortization expense of $5.8 million. The change in operating assets and liabilities for the six months ended June 30, 2002 included an increase in accounts receivable of $3.4 million, a decrease in inventory of $3.1 million, a decrease in prepaid expenses and other assets of $0.6 million, a decrease in accounts payable of $2.7 million, an increase in accrued liabilities of $0.5 million and a decrease in deferred revenue of $0.7 million. Investing activities included $1.8 million for purchases of capital equipment, $0.2 million in proceeds from the sale of equipment, and $14.5 million for the net sale of short-term investments. Financing activities for the six months ended June 30, 2002 included the use of $1.3 million to repay debt, $0.8 million for capital lease obligations and net proceeds from the issuance of common stock from purchases through the employee stock purchase plan and the exercise of stock options of $0.2 million.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - No material legal proceedings pending as of June 30, 2002. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

          ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          (a)       None
          (b)       None
          (c)       None
          (d) Use of Proceeds. Pursuant to our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, (Registration No. 333-42694), we commenced our initial public offering of 7,500,000 shares of common stock, $0.001 par value, at a price of $11.00 per share (the "Offering"), generating gross proceeds of approximately $82,500,000.

                    The net offering proceeds to us, after deducting expenses, were approximately $74.8 million.

                    From the time of receipt through June 2002, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $10.7 million for general corporate purposes, including working capital and research and development activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits Required by Item 601 of Regulation S-K - None.

         (b) Reports on Form 8-K filed during the three months ended June 30, 2002 - None

         (c) Exhibit 99.1 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

              Exhibit 99.2 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THIRD WAVE TECHNOLOGIES, INC.


Date: August 14, 2002                       By: /s/ Lance Fors
                                               ---------------------------------
                                            Lance Fors, CEO

Date: August 14, 2002                       By: /s/ John Puisis
                                               ---------------------------------
                                            John Puisis, CFO