Form 10-Q
period 2002-09-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2002-11-15
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD          to        .
                                                     --------   --------


                        COMMISSION FILE NUMBER: 000-31745

                          THIRD WAVE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              39-1791034
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

502 S. ROSA ROAD, MADISON, WI                                              53719
(Address of principal executive offices)                              (Zip Code)

                                 (888) 898-2357
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of September 30, 2002, was 39,491,763.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
PART I   FINANCIAL INFORMATION.....................................................................       1

     Item 1.  Financial Statements.................................................................       1

         Balance Sheets as of September 30, 2002 and December 31, 2001.............................       1

         Statements of Operations for the three and nine months ended September 30, 2002
         and 2001..................................................................................       2

         Statements of Cash Flows for the nine months ended September 30, 2002 and 2001............       3

         Notes to Financial Statements.............................................................       4

     Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................................       8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................       13

     Item 4.  Controls and Procedures..............................................................       13

PART II  OTHER INFORMATION.........................................................................       14

     Item 1. Legal Proceedings.....................................................................       14

     Item 2. Changes In Securities And Use Of Proceeds.............................................       14

     Item 3. Defaults Upon Senior Securities.......................................................       14

     Item 4. Submission Of Matters To A Vote Of Security Holders...................................       14

     Item 5. Other Information.....................................................................       14

     Item 6. Exhibits And Reports On Form 8-K......................................................       14

SIGNATURES.........................................................................................       15

CERTIFICATIONS.....................................................................................


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                                 Balance Sheets

                                                                             SEPTEMBER 30, 2002        DECEMBER 31, 2001
                                ASSETS                                           (UNAUDITED)                (AUDITED)
                                                                             ------------------        -----------------
Current assets:
  Cash and cash equivalents                                                    $   1,488,127            $   1,807,372
  Short-term investments                                                          57,233,970               71,491,751
  Receivables, net of allowance for doubtful accounts of $175,000 at
     September 30, 2002 and December 31, 2001                                      2,451,070                1,829,122
  Inventories                                                                      2,279,880                6,448,974
  Prepaid expenses and other                                                       1,659,782                2,308,003
                                                                               -------------            -------------
Total current assets                                                              65,112,829               83,885,222
Equipment and leasehold improvements
  Machinery and equipment                                                         17,181,084               30,848,712
  Leasehold improvements                                                           2,015,440                7,597,235
  Assets held for sale                                                             2,097,659                        0
                                                                               -------------            -------------
                                                                                  21,294,183               38,445,947
  Less accumulated depreciation                                                    9,068,189               10,864,634
                                                                               -------------            -------------
                                                                                  12,225,994               27,581,313
Intangible assets, net of accumulated amortization                                 7,638,513                9,257,434
Goodwill and indefinite lived intangible assets                                    1,497,284                6,174,186
Other assets                                                                       3,679,704                4,716,427

         Total assets                                                          $  90,154,324            $ 131,614,582
                                                                               =============            =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Accounts payable                                                             $   9,058,809            $  11,276,955
  Accrued expenses and other liabilities                                           4,413,931                1,976,799
  Deferred revenue                                                                 1,154,247                1,535,951
  Long-term debt due within one year                                               3,484,096                2,618,359
  Capital lease obligations due within one year                                    1,710,043                1,643,372
                                                                               -------------            -------------
Total current liabilities                                                         19,821,126               19,051,436
Deferred revenue                                                                     166,667                  916,667
Long-term debt                                                                     1,863,252                3,966,620
Other                                                                              1,087,157                  200,000
Capital lease obligations                                                          1,727,604                2,727,070

Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value,
     10,000,000 shares authorized, 0 shares issued and outstanding                         0                        0
  Common stock, $.001 par value, 100,000,000 shares authorized, respectively  39,491,763 and 39,374,014 shares issued and
     outstanding, respectively                                                        39,492                   39,374
  Additional paid-in capital                                                     191,522,507              191,426,698
  Deferred stock compensation                                                       (844,231)              (1,861,566)
  Accumulated deficit                                                           (125,229,250)             (84,851,717)
                                                                               -------------            -------------

         Total shareholders' equity                                               65,488,518              104,752,789
                                                                               -------------            -------------

         Total liabilities and shareholders' equity                            $  90,154,324            $ 131,614,582
                                                                               =============            =============


See accompanying notes to financial statements.

                         THIRD WAVE TECHNOLOGIES, INC.
                            Statements of Operations
                                   (Unaudited)

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                   2002             2001            2002           2001
                                               ------------    ------------    ------------    ------------
Revenues:
   Product                                     $  4,796,432    $  7,314,642    $ 23,202,735    $ 25,304,633
   Development                                      202,913         750,000       1,202,913       2,360,000
   Grant                                             23,506         122,996         332,453         389,247
                                               ------------    ------------    ------------    ------------
                                                  5,022,851       8,187,638      24,738,101      28,053,880
                                               ------------    ------------    ------------    ------------

Operating expenses:
   Cost of goods sold
      Product cost of goods sold                  3,937,393       5,881,918      17,251,450      21,861,053
      Intangible amortization                       482,640         482,640       1,447,920       1,447,920
                                               ------------    ------------    ------------    ------------
   Total cost of goods sold                       4,420,033       6,364,558      18,699,370      23,308,973

   Research and development                       2,548,850       4,447,449      10,630,071      11,384,096
   Selling and marketing                          2,445,458       2,173,513       7,265,438       7,074,926
   General and administrative                     3,197,401       3,052,904       9,001,923       8,177,653
   Restructuring and other charges               14,309,355               0      14,309,355               0
   Impairment loss                                4,809,902               0       4,809,902               0
                                               ------------    ------------    ------------    ------------
                                                 27,310,966       9,673,866      46,016,689      26,636,675
                                               ------------    ------------    ------------    ------------

Total operating expenses                         31,730,999      16,038,424      64,716,059      49,945,648
                                               ------------    ------------    ------------    ------------

Loss from operations                            (26,708,148)     (7,850,786)    (39,977,958)    (21,891,768)

Other income (expense):
   Interest income                                  238,198         782,222         796,611       2,894,686
   Interest expense                                (132,332)       (415,564)       (804,613)       (966,227)
   Other                                           (329,341)         66,201        (391,573)         47,897
                                               ------------    ------------    ------------    ------------
                                                   (223,475)        432,859        (399,575)      1,976,356
                                               ------------    ------------    ------------    ------------

Net loss attributable to common shareholders   ($26,931,623)   ($ 7,417,927)   ($40,377,533)   ($19,915,412)
                                               ============    ============    ============    ============

Net loss per share - basic and diluted               ($0.68)         ($0.19)         ($1.02)         ($0.57)

Weighted average shares outstanding, basic
   and diluted                                   39,472,563      38,335,352      39,432,573      35,046,057


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  ------------------------------
                                                                       2002              2001
                                                                  -------------    -------------
OPERATING ACTIVITIES:
Net loss                                                          ($ 40,377,533)   ($ 19,915,412)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                      6,735,029        5,216,357
   Amortization of intangible assets                                  1,485,921        1,447,920
   Noncash stock compensation                                           902,761        2,300,535
   Noncash impairment charge                                         15,601,304                0
   Gain / loss on sale of assets                                        (87,040)          44,364
   Deferred gain on sale of assets                                            0         (179,024)
   Amortization of deferred gain                                        (23,870)         (11,981)
   Changes in operating assets and liabilities:
      Receivables                                                      (621,948)      (3,503,087)
      Inventories                                                     4,169,094       (7,891,933)
      Prepaid expenses and other assets                               1,334,713       (2,599,768)
      Accounts payable                                               (2,218,146)         120,688
      Accrued expenses and other liabilities                          3,369,020        2,697,118
      Deferred revenue                                               (1,131,704)         (91,784)
                                                                  -------------    -------------
Net cash provided by (used in) operating activities                 (10,862,399)     (22,366,007)
                                                                  -------------    -------------

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                    (2,281,437)     (18,947,261)
Proceeds from sale of equipment                                         526,735        5,070,000
Purchase of short-term investments                                  (15,824,036)    (101,956,795)
Sales of short-term investments                                      30,081,817       52,781,079
                                                                  -------------    -------------
Net cash provided by (used in) investing activities                  12,503,079      (63,052,977)
                                                                  -------------    -------------

FINANCING ACTIVITIES:
Proceeds from long-term debt                                          1,653,647        5,399,879
Payments on long-term debt                                           (2,891,278)      (7,099,199)
Proceeds from common stock, net                                         210,501       74,785,313
Payments on capital lease obligations                                  (932,795)        (321,477)
                                                                  -------------    -------------
Net cash provided by (used in) financing activities                  (1,959,925)      72,764,516
                                                                  -------------    -------------
Net change in cash and cash equivalents                                (319,245)     (12,654,468)
Cash and cash equivalents at beginning of period                      1,807,372       14,046,484
                                                                  -------------    -------------
Cash and cash equivalents at end of period                        $   1,488,127    $   1,392,016
                                                                  =============    =============


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (unaudited)

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

(2) Net Loss Per Share

In accordance with accounting principles generally accepted in the United States, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Shares associated with stock options are not included because they are antidilutive for the periods presented.

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

Inventory consists of the following:

                                                                September 30,   December 31,
                                                                     2002           2001
                                                                 -----------    -----------
Raw material                                                     $ 4,925,809    $ 6,963,240
Finished goods and work in process                                   554,071      2,165,734
Reserve for excess and obsolete inventory                         (3,200,000)    (2,680,000)
                                                                 -----------    -----------

Total inventory                                                  $ 2,279,880    $ 6,448,974
                                                                 ===========    ===========


(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of recoveries for forfeited options:

                                             Three months ended                   Nine months ended
                                               September 30,                        September 30,
                                            2002             2001                2002            2001
Cost of goods sold                          35,746         113,690              135,485         443,275
Research and development                    23,062          57,355               79,592         221,196
Selling and marketing                        5,612          25,766               26,822         101,752
General and administrative                 233,848         396,442              660,862       1,534,312
                                    -----------------------------------   ---------------------------------

    Total stock compensation               298,268         593,253              902,761       2,300,535
                                    ===================================   =================================


(6) Derivative Instruments

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which we adopted on January 1, 2001. This Statement requires that all derivatives be recorded in the balance sheet at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no cumulative effect of adoption because we did not have any derivative financial instruments on January 1, 2001.

We sell products in a number of countries throughout the world. In the quarter ending September 30, 2002, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. Contracts outstanding at September 30, 2002 represented a combined U.S. dollar equivalent commitment of approximately $0.6 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings. An unrealized loss on the forward contracts and an offsetting unrealized gain on the underlying hedged transactions were recorded as a liability and asset, respectively, in the financial statements.

(7)      Goodwill and Intangible Assets


Effective January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

We completed the transitional testing of goodwill upon the January 1, 2002 adoption date of SFAS No. 142. The first step of the transitional test indicated that no impairment existed as of the adoption date, as the fair value of the reporting unit carrying the goodwill exceeded its carrying value.

We evaluated and reduced the expectations for future growth in revenue and cash flow for the Agbio reporting unit which is related to the goodwill and unamortized intangible assets. Additionally, the equity values of comparable companies in our industry have declined. Due to these factors, which indicate that goodwill and other assets of the reporting unit may be impaired, we, with the assistance from an independent valuation expert, performed an evaluation of goodwill and other intangible assets.

The fair value of the reporting unit was compared to the carrying value, including goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The fair value of the reporting unit was determined using a combination of discounted cash flows method and other common valuation methodologies. It was determined that the carrying value, including goodwill, exceeded the fair value of the reporting unit, and consequently a charge of $4.8 million for the impairment of goodwill and other intangible assets was recorded during the three months ended September 30, 2002.

Goodwill and intangible assets at September 30, 2002 and December 31, 2001, consist of the following:


                                                    September 30, 2002     December 31, 2001

Amortized intangible assets
       Cost of settling patent litigation             $ 10,533,248          $ 10,533,248
       Reacquired marketing and distribution rights      8,000,000             8,000,000
       FY 2000 impairment                               (5,788,889)           (5,788,889)
       Customer agreements                                 171,000               171,000
       FY 2002 Impairment                                 (133,000)                    0
                                                      ------------          ------------

                                                      $ 12,782,359          $ 12,915,359
                                                      ------------          ------------

Accumulated Amortization
       Cost of settling patent litigation             $  3,001,185          $  1,872,619
       Reacquired marketing and distribution rights      2,104,661             1,785,306
       Customer agreements                                  38,000                     0
                                                      ------------          ------------

                                                      $  5,143,846          $  3,657,925
                                                      ------------          ------------

Unamortized intangible assets
       Goodwill                                       $  4,700,186          $  4,700,186
       Technology license                                1,053,000             1,053,000
       Trademark                                           421,000               421,000
       FY 2002 Impairment                               (4,676,902)                    0
                                                      ------------          ------------

                                                      $  1,497,284          $  6,174,186
                                                      ------------          ------------


(8) Restructuring and Impairment of Long Lived Assets

We announced a restructuring plan designed to simplify our product development and manufacturing operations, increase gross margin, reduce operating expenses and move the company more aggressively towards profitability. During the quarter ending September 30, 2002, we recorded a restructuring charge of $14.3 million associated primarily with our consolidation of facilities and the write down of certain fixed assets and leasehold improvements. Some of the fixed assets and leasehold improvements that were written down will be held for sale in an auction to occur on November 14, 2002.

The restructuring charge included $2.2 million of expense related to the consolidation of facilities, $0.5 million for the prepayment penalties on debt and capital leases related to assets to be sold, and a net charge of $11.4 million for the write down of fixed assets and leasehold improvements. The fixed assets and leaseholds that we intend to sell were written down to their estimated salvage value and classified as "Assets held for sale" on the balance sheet. Some of the restructuring expenses required us to make significant estimates that affect the amounts reported, actual results may differ from these estimates, which would require adjustments in future periods.

The following displays the activity and balances of the restructuring accrual for the three months ended September 30, 2002. The remaining facilities balance of $2.1 million in the restructuring accrual is primarily related to the expense of non-cancelable leases, net of estimated sublease income, which will be paid over the respective lease terms through the year 2011. The current portion of the accrual is in the "Accrued expense and other liabilities" balance on the balance sheet, and the long-term portion is included in the "Other" balance in the long term liabilities.

                                             FIXED ASSET     PREPAYMENT
                             FACILITIES       DISPOSALS      PENALTIES         OTHER           TOTAL
Charge in September 2002     $2,165,652     $ 11,398,885      $494,930        $ 249,888     $ 14,309,355

Amount paid                     (88,873)              --       (58,549)         (34,621)        (182,043)
Non cash charges                     --      (10,788,885)           --         (135,267)     (10,924,152)
                             -----------------------------------------------------------------------------
                             $2,076,779     $    610,000      $436,381         $ 80,000     $  3,203,160
                             =============================================================================


(9) Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

                         THIRD WAVE TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.


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

A large suite of Third Wave's turnkey Invader products are or will be available, in a variety of formats to meet the needs of our customers including analyte specific reagents for routine clinical use and products for research use. We also have introduced a series of Invader RNA Assay products for measuring the expression levels of genes with proven clinical relevance. We will launch additional products or technology access programs for genotyping and gene expression analysis. These products will be available in flexible formats and include assays for quantitating a number of diseases and mRNA transcripts, including drug metabolizing enzymes, cytokines, chemokines, growth factors and housekeeping and reporter genes.

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

DERIVATIVE INSTRUMENTS

We sell products in a number of countries throughout the world. During 2002 and 2001, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were contracts outstanding at September 30, 2002 amounting to $0.6 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

SIGNIFICANT CUSTOMER

We generated approximately $2.0 million of our revenues from sales to a major Japanese research institute for use by several end-users during the quarter ended September 30, 2002. As of September 30, 2002, $0.7 million of our accounts receivable were attributable to this customer. There is no guarantee that this significant customer will continue to purchase our products at current levels.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. During the three months ending September 30,2002, we recorded a charge of $1.1 million to cost of goods sold to increase the inventory reserve related to excess inventory and also disposed of approximately $0.6 million of inventory that had been reserved for previously. At September 30, 2002, our inventory reserves were $3.2 million, or 58% of our $5.5 million total gross inventories.


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2002 and 2001

REVENUES. Revenues for the three months ended September 30, 2002 of $5.0 million represents a decrease of $3.2 million as compared to revenues of $8.2 million for the corresponding period of 2001. Revenues for the nine months ended September 30, 2002 of $24.7 million represents a decrease of $3.4 million as compared to revenues of $28.1 million for the corresponding period of 2001.

Product revenues decreased to $4.8 million for the quarter ended September 30, 2002, from $7.3 million in the quarter ended September 30, 2001. Product revenues decreased to $23.2 million for the nine months ended September 30, 2002, from $25.3 million in the nine months ended September 30, 2001. Product sales during the three and nine month periods ending September 30, 2002 were lower than prior year due to the conclusion of the initial phase of the Japanese Millenium Project.

Development revenues decreased to $0.2 million for the three months ended September 30, 2002, from $0.8 million for the three months ended September 30, 2001. Development revenues decreased to $1.2 million for the nine months ended September 30, 2002, from $2.4 million for the nine months ended September 30, 2001. The decrease is primarily due to a scheduled decrease in funding amounts per our development and commercialization agreement with BML, Inc (BML). Under the agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of the 2003 calendar year.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. During the quarter ended September 30, 2002, $1.1 million was charged to cost of goods sold to increase the inventory reserve for excess inventory. For the three months ended September 30, 2002, cost of goods sold decreased to $4.4 million compared to $6.4 million for the corresponding period of 2001. For the nine months ended September 30, 2002, cost of goods sold decreased to $18.7 million compared to $23.3 million for the corresponding period in 2001. The decrease was due to lower volume and lower variable costs achieved by improved operational efficiencies.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended September 30, 2002 were $2.5 million, compared to $4.4 million for the corresponding period of 2001. Research and development expenses for the nine months ended September 30, 2002 were $10.6 million, compared to $11.4 million for the nine months ended September 30, 2001. The decrease in research and development expenses was primarily attributable to decreased material costs for assay and product development.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended September 30, 2002 were $2.4 million, an increase of $0.2 million, as compared to $2.2 million for the corresponding period of 2001. Selling and marketing expenses for the nine months ended September 30, 2002 were $7.3 million, an increase of $0.2 million, as compared to $7.1 million for the corresponding period of 2001. We attribute the change to a combination of a reduction in the supply of complimentary product, and the hiring of additional personnel and increased costs associated with establishing and commercializing our clinical and genomic business units.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $3.2 million in the three months ended September 30, 2002, from $3.1 million for the corresponding period in 2001. For the nine months ended September 30, 2002, general and administrative expenses increased to $9.0 million from $8.2 million for the corresponding period in 2001. The increase is due to the hiring of additional personnel to support our growing business activities, increased facilities expenses, and increased costs associated with operating a public company.

RESTRUCTURING AND OTHER CHARGES. We announced a restructuring plan designed to simplify our product development and manufacturing operations, increase gross margin, reduce operating expenses and move the company more aggressively towards profitability. During the quarter ending September 30, 2002, we recorded a restructuring charge of $14.3 million associated primarily with our consolidation of facilities and the write down of certain fixed assets and leasehold improvements. Some of the fixed assets and leasehold improvements that were written down will be held for sale in an auction to occur on November 14, 2002.

The restructuring charge included $2.2 million of expense related to the consolidation of facilities, $0.5 million for the prepayment penalties on debt and capital leases related to assets to be sold, and a net charge of $11.4 million for the write down of fixed assets and leasehold improvements. The fixed assets and leaseholds that we intend to sell were written down to their estimated salvage value.

IMPAIRMENT LOSS. During the three months ended September 30, 2002, we evaluated and consequently, reduced the expectations for future growth in revenue and cash flow for the Agbio reporting unit which is related to the goodwill and unamortized intangible assets. Additionally, the equity values of comparable companies in our industry have declined. Due to these factors, which indicate that goodwill and other assets of the reporting unit may be impaired, we, with the assistance from an independent valuation expert, performed an evaluation of goodwill and other intangible assets.

The fair value of the reporting unit was compared to the carrying value, including goodwill. The fair value of the reporting unit was determined using a combination of discounted cash flows method and other common valuation methodologies. It was determined that the carrying value, including goodwill, exceeded the fair value of the reporting unit, and consequently a charge of $4.8 million for the impairment of goodwill and other intangible assets was recorded during the three months ended September 30, 2002.


INTEREST INCOME. Interest income for the three months ended September 30, 2002, was $0.2 million, compared to $0.8 million for the corresponding period of 2001. Interest income for the nine months ended September 30, 2002 was $0.8 million compared to $2.9 million for the nine months ended September 30, 2001. This decrease was primarily due to lower interest rates compared to the three and nine month periods ending September 30, 2001.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2002 was approximately $0.1 million compared to $0.4 million in the corresponding period in 2001. Interest expense for the nine months ended September 30, 2002 was $0.8 million compared to $1.0 million in the corresponding period in 2001. The decrease in interest expense was due to lower interest rates on new debt and decreasing debt balances.

OTHER ITEMS. As previously announced, part of our operational consolidation plan included a reduction in the company work force. A plan for work force reductions was implemented in the June 2002 through August 2002 timeframe. Through September 30, 2002, the workforce was reduced by approximately 38% with a majority of the workforce reductions occurring in the oligo synthesis production and operations support functions and the remainder spread throughout the organization. We currently have 164 employees.


Aclara License and Supply Agreements. In October 2002, the Company and Aclara BioSciences, Inc. ("Aclara") announced that they have entered into license and supply agreements under which Aclara will have nonexclusive rights to incorporate the Company's proprietary Invader(TM) technology and Cleavase(R) enzyme with Aclara's eTag(TM) technology platform for multiplexed gene expression applications for the research market. In addition to the nonexclusive license grant, we have entered into a supply agreement with Aclara under which we will supply Aclara with the Company's proprietary Cleavase(R) enzyme. Finally, the parties have entered into an agreement which will provide Aclara access to our Invader Creator(TM) software product for the design of Invader(R) assays consistent with the terms of the license agreement.

In exchange for the license, Aclara has made up front payments and will make royalty payments to the Company based on sales of the Aclara product. In addition, Aclara will purchase Cleavase(R) enzyme from the Company. The license, supply and Invader Creator(TM) software access agreements supercede the research, development and collaboration agreement between the parties which was announced and executed in October 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of September 30, 2002, we had cash and cash equivalents and short-term investments of $58.7 million.

In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of approximately $74.8 million.

Net cash used in operations for the nine months ended September 30, 2002 was approximately $10.9 million, compared with approximately $22.4 million for the comparable period in 2001. Non-cash charges in the nine months ended September 30, 2002 included stock compensation expense of $0.9 million, depreciation and amortization expense of $8.2 million, and an impairment charge of $15.6 million. The change in operating assets and liabilities for the nine months ended September 30, 2002 included an increase in accounts receivable of $0.6 million, a decrease in inventory of $4.2 million, a decrease in prepaid expenses and other assets of $1.3 million, a decrease in accounts payable of $2.2 million, an increase in accrued liabilities of $3.4 million and a decrease in deferred revenue of $1.1 million. Investing activities included $2.3 million for purchases of capital equipment, $0.5 million in proceeds from the sale of equipment, and $14.3 million for the net sale of short-term investments. Financing activities for the nine months ended September 30, 2002 included the use of $2.9 million to repay debt, $0.9 million for capital lease obligations, offset by proceeds from a new financing arrangement of $1.7 million, and net proceeds from the issuance of common stock from the exercise of stock options and employee stock purchase plan of $0.2 million.

During the quarter ending September 30, 2002, we entered into a term loan agreement to pay off the existing debt and capital lease obligations. The term loan of $9.5 million is collateralized with a 12 month certificate of deposit. As of September 30, 2002, about $1.7 million of the loan was utilized to pay a portion of the existing debt and prepayment penalties. The remainder term loan was used and the existing debt and capital lease obligations were paid on October 1, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including its chief executive officer and chief financial officer, have conducted an evaluation of effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - With the exception of the matters identified below, there are no material legal proceedings pending. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

         On September 6, 2002 the Company filed a patent infringement action against Eragen Biosciences, Inc. in the United States District Court for the Western District of Wisconsin. The complaint alleges that the defendant is infringing certain claims of the Company's U.S. Patent No. 6,348,314 entitled "Invasive cleavage of nucleic acids" and U.S. Patent No. 6,090,543 entitled "Cleavage of nucleic acids" based on Eragen's development and sale of products known as "Gene-Code" or similar technologies or products. The defendants answered the complaint on October 8, 2002 and asserted a counterclaim seeking declaratory judgment that Eragen has not infringed any valid claims of the Company patents at issue. The trail of this case is currently scheduled for September 8, 2003.

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

           From the time of receipt through September 2002, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $12.1 million for general corporate purposes, including working capital and research and development activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits Required by Item 601 of Regulation S-K - None.

      (b) Reports on Form 8-K filed during the three months ended September 30, 2002

      The Company filed a Form 8-K dated September 18, 2002 reporting under Item 5 the issuance of a press release relating to a one-time charge in the third quarter.

      (c) Exhibit 99.1 - Certification Pursuant to Section 1350, as enacted by
      Section 906 of the Sarbanes-Oxley Act of 2002

      (d)  Exhibit 99.2 - Certification Pursuant to Section 1350, as enacted by
      Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THIRD WAVE TECHNOLOGIES, INC.


Date: November 14, 2002                     By: /s/ Lance Fors
                                               ---------------------------------
                                            Lance Fors, CEO

Date: November 14, 2002                     By: /s/ John Puisis
                                               ---------------------------------
                                            John Puisis, CFO

                                 CERTIFICATION


I, Lance Fors, CEO of Third Wave Technologies, Inc. (the "registrant"), certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (the "Report") of the registrant;

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

     (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 14, 2002                            /s/ Lance Fors
                                                     ---------------------------
                                                     Lance Fors, CEO

                                 CERTIFICATION

I, John Puisis, CFO of Third Wave Technologies, Inc. (the "registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q (the "Report") of the registrant;

     2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

          c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                              /s/ John Puisis
                                              -----------------
                                              John Puisis, CFO