Form 10-K
period 2002-12-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2003-03-31
CIK 1120438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002,

                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                  TO

                       COMMISSION FILE NUMBER: 000-31745

                             ---------------------

                         THIRD WAVE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                        39-1791034
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

         502 S. ROSA ROAD, MADISON, WI                                53719
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Indicate by check whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of the close of business on March 27, 2003, was $87,623,715, based on the last sale price on that date as reported by The Nasdaq Stock Market.

    As of the close of business on March 27, 2003, the registrant had 39,566,774 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            THIRD WAVE TECHNOLOGIES

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................      2
Item 2.    Properties..................................................     21
Item 3.    Legal Proceedings...........................................     21
Item 4.    Submission of Matters to a Vote of Security Holders.........     22

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     22
Item 6.    Selected Financial Data.....................................     23
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     24
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     30
Item 8.    Financial Statements and Supplementary Data.................     31
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................     57

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     57
Item 11.   Executive Compensation......................................     57
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................     57
Item 13.   Certain Relationships and Related Transactions..............     57
Item 14.   Controls and Procedures.....................................     57

                                   PART IV
Item 15.   Exhibits, Financial Statements Schedules and Reports on Form
           8-K.........................................................     57
Signatures.............................................................     58
Certifications.........................................................     60

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-K, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-K are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the "Overview" section of Item 7 hereof and in the "Risk Factors" section of
Item 1 hereof.

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

     In this Form 10-K, the terms "we," "us," "our," "Company" and "Third Wave" each refer to Third Wave Technologies, Inc.

     In the United States, France and the United Kingdom our registered trademarks are Cleavase(TM) PowerScan(TM) and Invader(TM). Cleavase, CFLP and Invader are registered in Germany. CFLP and Invader are also registered in Japan. Trademark registration for InvaderCreator(TM) is pending in the United States, France, Germany, the United Kingdom and Japan. Trademark registration is pending in the United States for Third Wave.

                                     PART I

ITEM 1.  BUSINESS

     Third Wave Technologies, Inc. is a leading genetic analysis products company. We believe that our proprietary Invader platform is easier to use, more accurate and cost-effective, and enables higher testing throughput than conventional methods based on polymerase chain reaction, or PCR. These and other advantages conferred by our platform are enabling us to continue to successfully serve select research customers, while focusing the majority of our commercial effort on the rapidly growing, high-value clinical molecular diagnostic market.

     Third Wave was founded as a Wisconsin corporation in 1993. In 2000, the Company was reincorporated as a Delaware corporation. In February of 2001, the Company successfully completed its initial public offering of shares of its common stock. In December of 2001, the Company completed its two-stage acquisition of Third Wave Agbio, Inc. The Company's principal executive offices are located at 502 South Rosa Road, Madison, Wisconsin 53719.

INDUSTRY BACKGROUND

     Genetic information is a valuable, fundamental source for understanding the biological function of any organism. The most notable example of the value of genetic information is our increasing understanding of how human genetic variation is associated with disease predisposition and progression, and drug response, among other medically important functions.

     Research aimed at unlocking this vital information and speeding its application to patient care is continuing at a rapid pace. The sequencing of the human genome will be completed officially in April 2003. This international effort has led to the discovery of more than 2.8 million single-base genetic variations called single nucleotide polymorphisms, or SNPs, the most common form of human genetic variation.

     Only a fraction of these SNPs are medically important, however. Large-scale disease association studies like the Japanese government's SNP Initiative, the largest such study in the world, have discovered important associations among these millions of SNPs with predisposition to a number of common diseases. Some of these associations have been validated and form the foundations of the molecular diagnostic tests now being used routinely in patient care.

     As genomic research continues to identify and validate these associations, health care professionals and their patients increasingly will use genetic, or molecular diagnostic, tests for a wide variety of diagnostic and prognostic uses. These uses include predictive genetic testing that forms the basis of individually tailored therapies, screening and diagnosis of inherited disorders, diagnosis and monitoring of infectious diseases, and the prevention of adverse drug reactions.

     Molecular diagnostic testing is accomplished through genotyping, determining whether a variation or series of variations are present in an individual, or gene expression analysis, determining the level of activity of a specific gene by quantitating the messenger RNA, or mRNA, it is producing.

     We develop and market products for both genotyping and gene expression analysis that are used in genomic research and clinical molecular diagnostics. We market these products in significant and rapidly growing markets.

LIMITATIONS OF CONVENTIONAL METHODS AND THE THIRD WAVE SOLUTION

     Conventional methods for analyzing genetic variations, almost all of which are based on hybridization in combination with PCR, have significant limitations. These limitations include the inability to directly analyze genomic samples, inaccuracy, and the difficulty and high cost of use.

     Our proprietary Invader platform is highly sensitive and can detect and quantify genetic variations directly from unamplified genomic DNA, RNA and infectious agents. Its advantages include:

     - High accuracy. The Invader platform has been found in independent, published studies to be between 99.6 percent and 100 percent accurate in identifying genomic variations in routine use. Additional independent studies have shown the Invader platform to be 99.9 percent accurate, with five-fold fewer false positive results than PCR and no false negative results in those studies compared to 29 with PCR.

     - Direct detection from genomic samples. The Invader platform is sufficiently precise to analyze genomic samples directly, eliminating the requirement for PCR amplification and its inherently lower accuracy, and making it well suited to molecular diagnostic use at virtually any scale.

     - Ease of Use. The Invader platform is easy to automate, allowing our customers to eliminate many of the steps in genetic testing that have traditionally required human intervention, further reducing the possibility for error.

     - Lower Cost per Test Result. The elimination of the requirement for PCR amplification and the concomitant requirements for specially trained personnel and specialized, expensive equipment and facilities reduces the customer's cost per test result.

THIRD WAVE STRATEGY

     Our strategy for continuing to capture the growing demand for the development and clinical application of molecular diagnostic tests and for building a breakout, growth-oriented company is to:

     - Continue building a strong base of recurring revenue from the sale of high margin, clinical molecular diagnostic products. This recurring revenue base is being built on increased sales to existing customers and the expansion of our clinical customer base.

     - Leverage the competitive advantages of our Invader platform and its broad product menu in higher value market opportunities, directly and through select partnerships that enable greater market penetration and expanded product distribution in the research, clinical, and plant and animal application markets.

     - Further accelerate customer exposure to and market penetration of the Invader platform by providing easier, more flexible access to the platform.

INVADER PLATFORM

  INVADER TECHNOLOGY

     Our patented Invader platform can be differentiated from conventional genetic analysis methods in at least two significant ways. First, our technology uses a patented enzyme, known as a Cleavase enzyme, that only recognizes and cuts the specific structure formed during the Invader process. The benefits of using this structure-specific enzyme versus sequence-specific conventional technologies are enhanced assay accuracy and specificity, and ease of use. Second, our technology relies on linear amplification of the signal generated by the

Invader process rather than exponential amplification of the target sample that results from PCR. Linear amplification, which means that a single target generates a given number of signals over a given period of time, allows for easy quantification of target concentration and reduces the effects of sample contamination that may result from exponential target amplification, in which a single target generates two additional targets and each generated target generates an additional two targets and so forth.

     In its most common configuration, our Invader products detect and/or quantify a target of interest through two steps. In the first step, two short synthetic segments of DNA, or probes, hybridize to the target of interest. One probe is called the Invader probe and the other is called the Primary probe. The Primary probe includes a short portion, known as a flap, that does not hybridize to the target. The hybridization of the Invader and Primary probes at a specific location on the target forms the structure recognized by the Cleavase enzyme, which then cuts the unbound flap off of the Primary probe. When the target of interest is not present, the structure is not formed and cutting does not occur. The target of interest, when present, induces the cutting of several thousand flaps per hour in a linear fashion.

     In the second step, each flap generated in the first step hybridizes, or binds, to a third probe, called a FRET Cassette, forming the structure recognized by the Cleavase enzyme. The enzyme then cleaves off a portion of the FRET Cassette causing, in the most common format, the reaction to emit a detectable fluorescent signal. Consequently, each flap generated in the first step induces the generation of several thousand detectable signals per hour. In this way, an Invader assay produces tens of millions of detectable signals per target when the target is present, which can be read easily on most existing detection systems. The result is that the Invader platform produces millions of target-specific signals without copying the target sample itself.

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

  INVADER PRODUCT APPLICATIONS

     Clinical reference laboratories, health care providers, pharmaceutical and biotechnology companies, academic research centers and government initiatives are utilizing our products in many aspects of disease discovery, clinical trials, and patient diagnosis and treatment applications including those described below.

  Clinical Product Applications

     - Clinical Diagnosis. Clinical reference laboratories and health care providers can use our products to diagnose a number of diseases.

     - Therapy or Treatment Selection. Medical professionals will be able to use our products to customize treatment regimens specifically to a particular patient. This could significantly reduce erroneous or ineffective prescriptions and increase the likelihood that patients receive the proper dosage of appropriate drugs. Our products can also be used by managed care systems and other healthcare providers to tailor patient drug therapy programs for maximum efficacy and avoid adverse drug reactions.

     - Therapeutic Monitoring. Medical professionals may use our products to monitor response to a particular therapeutic regimen, allowing earlier modulation of treatment, if necessary. This type of therapeutic monitoring could improve medical outcomes by reducing the time required to identify the most appropriate types and levels of treatment.

  Research Product Applications

     - Disease Association Studies. Pharmaceutical companies, academic research institutions and government initiatives can use our products to discover and validate the association of specific genetic variations with predisposition to a particular disease or response to a drug therapy. Once an association has been validated, the product that detects the variation may be refined and introduced as a clinical molecular diagnostic.

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

MANUFACTURING

     We currently manufacture our products at our facility, located in Madison, Wisconsin. We have developed and implemented a modular manufacturing process that allows easy expansion. Each manufacturing module consists of the following coordinated stations and computer support:

     - proprietary software program for automated product design;

     - product tracking system;

     - automated probe synthesis and processing system;

     - automated probe purification station;

     - automated probe quantification and dilution and fill station; and

     - automated product quality control system.

     We have attempted to design the manufacturing processes and area to optimize material flow and personnel movement with all the manufacturing and quality control operations.

     Our clinical products are produced in environmentally controlled clean rooms and are isolated from the rest of the facility consistent with national and international registration standards. We have registered the facility used for manufacturing our clinical products with the United States Food and Drug Administration, or FDA, as a Device Manufacturer and we believe we are in compliance with FDA's quality system requirements, or QSRs.

     Commencing in December 2002, we have outsourced some of our oligonucleotide probe manufacturing needs. We will work with our vendors of these probes to optimize the manufacturing process, monitor quality control and ensure compliance with our product specifications.

MARKETING AND SALES

     We currently market and sell our products through a combination of direct sales personnel, who are focused primarily on the clinical market, and through collaborative relationships. Our clinical sales force is currently comprised of nine individuals, and we plan to increase this sales force as market demand requires.

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

     During 2002, the majority of our product sales were to international end customers, primarily in Japan. We intend to continue to pursue domestic and international market opportunities through a combination of distribution arrangements and collaborative relationships. In 2002, we established Third Wave-Japan LLC, a wholly-owned subsidiary, for the purpose of working more directly with our customers, collaborators, and distributors in the Japanese market. We have one direct employee based in Japan. We may also establish direct international sales organizations in other selected major markets.

     For a description of our industry segment and our product revenues by geographic area, see Note 14 of the Notes to the Consolidated Financial Statements included under Item 8 of this Form 10-K.

     The Company's business is generally not considered seasonal.

COLLABORATIVE RELATIONSHIPS

     Our business involves collaborations with clinical laboratory companies, instrument companies, pharmaceutical companies and academic institutions. Many of these entities have proven and renowned capabilities in gene-based product discovery and commercialization. We have entered into a number of collaboration agreements and are presently in late stage discussions with a select number of other groups to establish additional relationships for the supply, distribution and development of our products. The following is a summary of our principal collaborative relationships.

  BML

     In December 2000, we entered into a development and commercialization agreement with BML, Inc., one of the two largest clinical reference laboratories in Japan. Under this agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML and BML will pay us for the development.

     Under the agreement, BML paid us $3.0 million as reimbursement for past development expenses. In calendar year 2002, BML paid us $1.7 million in development program funding and product purchase. Additionally, the agreement includes minimum funding for the development program by BML of $2.0 million for calendar year 2001 and $1.0 million for each of calendar years 2002 and 2003.

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

     The partnership of Third Wave with Otsuka will further accelerate our market penetration in Japan, which is emerging as the largest and most robust market for SNP analysis products through its world leadership in SNP-disease association studies.

     Otsuka will market, distribute and provide technical support for both existing catalog and new custom-order Invader products for genotyping and gene expression analysis.

  ACLARA BIOSCIENCES, INC.

     In October 2002, Third Wave and Aclara announced that they have entered into license and supply agreements under which Aclara will have nonexclusive rights to incorporate our proprietary Invader technology and Cleavase enzyme with Aclara's eTag(TM) technology platform for multiplexed gene expression applications for the research market. In addition to the nonexclusive license grant, we have entered into a supply agreement with Aclara under which we will supply Aclara with our proprietary Cleavase enzyme. Finally, the parties have entered into an agreement which will provide Aclara access to our Invader Creator software product for the design of Invader assays consistent with the terms of the license agreement.

     In exchange for the license, Aclara has made up front payments and will make royalty payments based on sales of the Aclara product. In addition, Aclara will purchase Cleavase enzyme from us. The license, supply and Invader Creator software access agreements supercede the research, development and collaboration agreement between the parties which was announced and executed in October 2001.

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

     In October 2001, we entered a development and commercialization agreement with ACLARA BioSciences, Inc. ("Aclara") focused on multiplexed gene expression research products. These research products couple the high-multiplexing capabilities of ACLARA's eTag sequence-labeling technology with the unique performance and ease-of-use characteristics of Third Wave's Invader platform.

INTELLECTUAL PROPERTY

     We have implemented an aggressive patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. We currently own 27 issued patents and exclusively licensed two issued patents in the United States, and own five issued patents in Australia and one issued patent in Canada. We have received notices of allowance for four additional United States patent applications and two Australian applications. We have 67 additional United States patent applications pending. In addition, we have licensed rights to patent applications pending in the United States, Japan and other major industrialized nations, covering genetic variations associated with drug metabolism. In addition, we have licensed rights to patents and/or patent applications covering genetic variations associated with certain diseases for which we have designed clinical diagnostic products. Reflecting our international business strategy, we have foreign filings in major industrialized nations corresponding to each major technology area represented in our United States patent and application claims.

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

     Generally, United States patents have a term of 17 years from the date of issue for patents issued from applications filed with the United States Patent Office prior to June 8, 1995, and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. For applications filed after May 29, 2000, the term is 20 years from the date of filing. A minimum term of 17 years is assured, provided that there are no applicant-caused delays during prosecution. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our issued United States patents will expire between 2012 and 2016. Our success depends to a significant degree on our ability to develop proprietary products and technologies. We intend to continue to file patent applications as we develop new products, technologies and patentable enhancements. Prosecution practices have been implemented to avoid any applicant delays that could compromise the guaranteed minimum patent term. There can be no guarantee that such procedures will prevent the loss of a potential patent term.

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

     In September 2002, we filed a patent infringement suit against Eragen Biosciences, Inc. The complaint in this suit alleges that Eragen Biosciences, Inc. infringes certain claims of two Company patents. Eragen has asserted a counterclaim seeking a declaratory judgment that it has not infringed any valid claim of the Company patents at issue.

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

     In the research market, we compete with several companies offering alternative technologies which differ from the Invader product platform. These companies include, among others: Affymetrix, Inc., Amersham Pharmacia Biotech Inc., Nuvelo, Inc., Illumina, Inc., Luminex Corporation, Molecular Devices Corporation, Nanogen, Inc., Applera Corporation, Pyrosequencing Incorporated, Qiagen, N.V., Sequenom, Inc. and Bayer Diagnostics.

     In the clinical market, we also potentially compete with several companies offering alternative technologies which differ from the Invader product platform. These companies include, among others: Abbott Laboratories, Bayer Corporation, Becton, Dickinson and Company, BioRad Laboratories, Inc., Chiron Corporation, Dade Behring Inc., Digene Corp., Hoffman-La Roche Ltd., Gen-Probe, Luminex Corporation, Beckman Coulter, Inc., Sequenom, Inc., Nanogen, Applied Biosystems, and Innogenetics, Inc.

GOVERNMENT REGULATION

     We do not anticipate that our products that will be labeled for research use only, or RUO, or those products used in drug discovery or genomics will be subject to significant government regulation. The manufacture, labeling, distribution and marketing of our products labeled as analyte specific reagents, or ASRs, or labeled for clinical use will be regulated as medical devices by the FDA and in certain other countries. We believe our products currently marketed pursuant to FDA regulations as ASRs, as well as those products we intend to market in the future as ASRs, are exempt from the 510(k) premarket notification and premarket approval requirements. However, certain of our products or their applications may require that we obtain, or we may choose to obtain, regulatory clearances or approvals. These products would include, for example, clinical products that we choose to market as in vitro diagnostic products rather than as ASRs. We expect that we will apply for FDA clearances or approvals for some of our future products, and anticipate filing the first of such applications in calendar year 2003.

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

     Our manufacturing facility is subject to periodic and unannounced inspections by the FDA and state agencies for compliance with quality system regulations. Additionally, the FDA will conduct a preapproval inspection for all PMA devices and in some cases for 510(k) devices. Although we believe we are in compliance with the FDA's quality system regulations for ASRs, we have never been inspected by the FDA and cannot assure you that we will be able to maintain compliance in the future. If the FDA believes that we are not in compliance with applicable laws or regulations, it can issue a warning letter, detain or seize our products, issue a recall notice, enjoin future violations and assess civil and criminal penalties against us. In addition, approvals or clearances could be withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on us.

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

EMPLOYEES

     As of December 31, 2002, we employed 168 persons, of whom 31 hold doctorate degrees and 116 hold other advanced degrees. Approximately 59 employees are engaged in research and development, 28 in business development, sales and marketing, 44 in operations and manufacturing and 37 in intellectual property, finance and other administrative functions. Our success will depend in large part on our ability to attract and retain qualified employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

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

          James E. Dahlberg, Ph.D., Frederick Sanger Professor of Biomolecular Chemistry, University of Wisconsin-Madison. Chair of the Scientific Advisory Board.

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

AVAILABLE INFORMATION

     The Company maintains an Internet website at http://www.twt.com that includes a hypertext link to a website maintained by a third-party where the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission. The information on our website is not a part of this Form 10-K.

RISK FACTORS

  RISKS RELATED TO OUR BUSINESS

     WE HAD AN ACCUMULATED DEFICIT OF $125.7 MILLION AT DECEMBER 31, 2002, AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have had substantial operating losses since our inception in 1993, and we expect our operating losses to continue over the foreseeable future. We experienced net losses of $25.6 million in 2000, $36.8 million in 2001, and $40.9 million in 2002. In order to further develop our products and technologies for the detection of genetic variations, including development of new products for the clinical market, we will need to incur significant expenses in connection with our internal research and development and commercialization programs. As a result, we expect to incur operating losses for the foreseeable future. In addition, there is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience protracted or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

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

     Research and development costs associated with our products and technologies, as well as facilities costs, personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. Research and development expenses for the years ended December 31, 2002, 2001 and 2000 were $13.9 million, $16.2 million and $7.3 million, respectively. We cannot adjust these expenses quickly in the short term. If our revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly. Failure to achieve anticipated levels of revenues could significantly harm our operating results for one or more fiscal periods. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, our operating results in a future fiscal quarter may not meet the expectations of stock market analysts and investors. In that case, our stock price would likely decline and investors would experience a decline in the value of their investment.

     OUR TECHNOLOGIES AND INITIAL COMMERCIAL PRODUCTS MAY NOT BE COMMERCIALLY VIABLE OR SUCCESSFUL, WHICH COULD ADVERSELY AFFECT OUR REVENUES.

     We are currently developing and commercializing only a limited number of products based on our technologies. We plan to develop additional products, including products for clinical applications. We cannot assure you that we will be able to complete development of our products that are currently under development or that we will be able to develop additional new products. In addition, some of the genetic variations for which we develop our products may not be useful in assisting therapeutic or diagnostic product development. In this event, our sales or products for these genetic variations would diminish significantly or cease, and we would not be able to recoup our investment in developing these products. Accordingly, if we fail to successfully further develop our products and technologies, and if our technologies and products are not useful in the development of commercially successful products, we may not achieve a competitive position in the market. If we fail to do so, our revenues will be seriously harmed and it is unlikely that we will ever achieve profitability. In this event, our stock price would likely decline.

     WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY NEED TO MODIFY, EXPAND OR ESTABLISH NEW MANUFACTURING FACILITIES AS WE COMMERCIALIZE OUR PRODUCTS.

     We have limited experience manufacturing our products, and have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We may need to establish new manufacturing processes or facilities, modify existing facilities and processes, or outsource product component manufacturing. Facilities expansion and development, process improvements, and outsourcing manufacturing can be delayed by unforeseen circumstances, including inability to obtain needed manufacturing equipment on a timely basis, difficulties with facility construction and completion of improvements and difficulties incorporating new processes and vendor supply issues associated with component outsourcing. If we fail to meet our manufacturing needs, we may not be able to provide our customers with the quantity of products they require, which would damage customer relations and result in reduced revenues. Additionally, some of our products must be manufactured in accordance with FDA's quality system regulations, known as QSRs. We have limited experience in manufacturing our products in compliance with QSRs.

     WE HAVE LIMITED SALES AND MARKETING EXPERIENCE, AND AS A RESULT, MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OUR COMPETITORS IN COMMERCIALIZING OUR POTENTIAL PRODUCTS.

     We currently have a small sales force, consisting of nine individuals focused on the clinical market, and will need to increase the size of our sales force as we further commercialize our products. In particular, as we introduce new clinical products, we will need to increase our clinical applications sales force. We are not currently able to estimate the number of new sales personnel we will require. However, this number could be significant and we may not be able to recruit, hire and train a sufficient number of sales personnel in a short time frame. We also intend to market our products through collaborations and distribution agreements with biopharmaceutical and life science companies. We cannot assure you that we will be able to establish a successful sales force or to establish collaboration or distribution arrangements to market our products. If we are unable to implement an effective marketing and sales strategy, we will be unable to grow our revenues and execute our business plan. This would harm our financial condition and our stock price would likely decline.

     WE MAY REQUIRE ADDITIONAL FUNDING FOR OUR FUTURE OPERATING PLANS. THESE FUNDS MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

     We anticipate that our existing capital resources together with cash from product sales will be sufficient to fund our operating and capital requirements for at least the next 12 months. We may need to raise additional capital. We expect our capital and operating expenses to be significant and continue in the calendar year 2003 and possibly beyond. We have expended significant resources and expect to continue to expend significant resources to improve production processes and in our research and product development and commercialization activities. The amount of additional capital we will need to raise will depend on many factors, including:

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

     In addition, we have historically maintained relationships with consultants and scientific advisors at academic and other institutions who have conducted research on our behalf critical to the development of our products and technologies. The majority of these individuals have commitments to other entities and have limited time available for us. Some of the entities for which these consultants provide services may also compete with us. We will need to establish additional relationships with consultants and scientific advisors related to our business. We will have little, if any, control over the activities of any new consultants and scientific advisors and can expect only limited amounts of their time to be dedicated to our activities. Our ability to identify and develop new products and technologies may depend in part on continued collaborations with researchers at academic and other institutions. We cannot be certain that any of our existing relationships with scientific advisors will be successful. Further, we may not be able to negotiate acceptable collaborations in the future with additional consultants or scientific advisors at academic and other institutions.

     THE EARLY TERMINATION OF ANY OF OUR LICENSES, OUR RESEARCH OR STRATEGIC COLLABORATIONS, OR CUSTOMER SUPPLY AGREEMENTS COULD SERIOUSLY HARM OUR BUSINESS AND FINANCIAL CONDITION.

     Certain of our strategic, research collaboration, customer supply agreements may be terminated with little or no notice. In particular, the supply of products to Japanese customers may be terminated upon specified notice at any time. These customers will likely account for a significant portion of our revenues for 2003. Accordingly, early termination of these relationships and supply agreements would seriously harm our revenues, and in turn our business and financial condition. In addition, we intend to seek additional strategic and research collaborations and licenses with third parties, who may negotiate provisions with us that allow them to terminate their agreements with us prior to the expiration of the negotiated term. It is likely that, as a result of the prevalence of such provisions in collaboration agreements involving biotechnology companies, we will enter into agreements that give either or both parties the right to terminate prior to expiration of the stated term of the agreement.

     If a third party strategic or research collaborator or licensee were to unexpectedly terminate its agreement with us or otherwise fail to perform its obligations under our collaboration agreement or to complete them in a timely manner, we could lose significant revenues. In particular, early termination of any of our strategic collaborations or partnerships could harm our financial condition and operating results because we rely on these agreements for product sales, development funding and access to new product applications. In addition, unexpected termination of collaborations could also result in our loss of important intellectual property or other rights which we had intended to obtain under these agreements. If any of these events were to occur, our business and our financial condition could be seriously harmed.

     WE RELY ON A SINGLE CUSTOMER FOR A MAJORITY OF OUR BUSINESS AND THE LOSS OF THAT CUSTOMER, OR A REDUCTION OR CANCELLATION OF A SIGNIFICANT ORDER, COULD HARM OUR FINANCIAL CONDITION.

     Approximately $16.6 million, or 51%, of our revenue in fiscal year 2002 was derived from sales to a major Japanese research institute, for use by several end-users. Sales to that research institute accounted for 76% and 67% of our revenue in fiscal years 2001 and 2000, respectively. If we lose this customer, or if it significantly reduces purchases of our product, our financial condition could be harmed.

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

     We have in the past and may in the future become a party to litigation involving patents and intellectual property rights. In October 2000, we settled a dispute with ID Biomedical Corporation in which ID Biomedical had claimed that our products and processes infringed their patents. In the ID Biomedical settlement, we paid $4.0 million in cash and issued 545,454 shares of common stock and, in exchange, ID Biomedical dismissed its lawsuit against us and agreed not to sue us, our affiliates, our customers and certain others for infringement of patents held by ID Biomedical. In December 2000, we entered into a licensing arrangement with Dade Behring in order to resolve an intellectual property dispute between us and Dade Behring. In September 2002, we filed a patent infringement suit against Eragen Biosciences, Inc. alleging that certain activities and products of the defendant infringes upon US Patents issued to the Company. Eragen has asserted a counterclaim seeking a declaratory judgment that it has not infringed any valid claims of the Company patents at issue.

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

     In addition, our researchers, scientists and technicians have significant experience in research and development related to the analysis of genetic variations. If we were to lose these employees to our competitors, we could spend a significant amount of time and resources to replace them, which could impair our research and development efforts. Further, in order to scale up our commercialization activity and to further our research and development efforts, we will need to hire, train and retain additional sales, marketing, research, scientific, and technical personnel. If we are unable to hire, train and retain the personnel we need, we may experience delays in the research, development and commercialization of our technologies and products. This would result in reduced revenues and would harm our results of operations.

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

     Our research, development and manufacturing activities involve the use, transportation, storage and disposal of hazardous materials and are subject to related environmental and health and safety statutes and regulations. As we expand our operations, our increased use of hazardous substances will lead to additional and more stringent requirements. This may cause us to incur substantial costs to maintain compliance with applicable statutes and regulations. In addition, we are obligated to file a report to the United States Environmental Protection Agency, or EPA, regarding specified types of microorganisms we use in our operations. The EPA could, upon review of our use of these microorganisms, require us to discontinue its use. If this were to occur, we would have to substitute a different microorganism from the EPA's approved list. We could experience delays or disruptions in production while we converted to the new microorganism. In addition, any failure to comply with laws and regulations and any costs associated with unexpected and unintended releases of hazardous substances by us into the environment, or at disposal sites used by us, could expose us to substantial liability in the form of fines, penalties, remediation costs or other damages and could require us to shut down our operations. Any of these events would seriously harm our business and operating results.

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

     OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS WILL HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

     As of February 28, 2003, our directors, executive officers and principal stockholders beneficially own, in the aggregate, 31.23% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which you might otherwise approve.

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

ITEM 2.  PROPERTIES

     Our primary facility consists of space for research and development, manufacturing, product support operations, marketing and corporate headquarters and administration. Our facility is located in Madison, Wisconsin. Our primary facility is leased and consists of the following:

                                       SQUARE
TYPE OF FACILITY                       FOOTAGE             LEASE EXPIRATION
----------------                       -------             ----------------
Headquarters, research and
  development, manufacturing,
  selling, marketing, and
  administration.....................  95,000    September 2011, with option to extend
                                                 for three 5 year periods.

     In addition to our primary facility, we have a lease on a facility of 33,000 square feet located in Middleton, Wisconsin. This lease is due to expire in October of 2003 and the Company has no intention to extend the lease or secure additional facility space.

     Under the terms of the existing leases, we pay rent of approximately $153,000 per month. We believe that our current facilities will be adequate to meet our near-term space requirements. We also believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business. With the exception of the matters identified below, there are no material legal proceedings pending. From time to time, we may be involved in litigation related to claims arising out of our operations in the usual course of business.

     On September 6, 2002 the Company filed a patent infringement action against Eragen Biosciences, Inc. in the United States District Court for the Western District of Wisconsin. The complaint alleges that the defendant is infringing certain claims of the Company's U.S. Patent No. 6,348,314 entitled "Invasive cleavage of nucleic acids" and U.S. Patent No. 6,090,543 entitled "Cleavage of nucleic acids" based on Eragen's development and sale of products known as "Gene-Code" or similar technologies or products. The defendants answered the complaint on October 8, 2002 and asserted a counterclaim seeking declaratory judgment that Eragen has not infringed any valid claims of the company patents at issue. The trial of this case is currently scheduled for September 8, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the NASDAQ National Market under the symbol "TWTI" and has been publicly traded since February 2001. The following table sets forth for each quarter in 2002 and 2001 the high and low sales prices per share, based on closing prices, for our common stock as reported on the NASDAQ Stock Market.

FISCAL YEAR ENDED
DECEMBER 31, 2002                                             HIGH     LOW
-----------------                                             -----   -----
First Quarter...............................................  $7.65   $3.09
Second Quarter..............................................  $4.31   $2.13
Third Quarter...............................................  $2.35   $1.35
Fourth Quarter..............................................  $3.11   $1.32

     As of March 27, 2003, approximately 387 shareholders of record held our common stock.

FISCAL YEAR ENDED
DECEMBER 31, 2001                                              HIGH     LOW
-----------------                                             ------   -----
First Quarter...............................................  $11.00   $5.38
Second Quarter..............................................  $11.00   $5.10
Third Quarter...............................................  $10.19   $5.01
Fourth Quarter..............................................  $ 8.85   $6.26

     We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future. Covenants in our capital lease facilities prohibit the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data that is derived from the Company's audited financial statements. All the information should be read in conjunction with the Company's audited financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. The Company's audited statements of operations for the years ended December 31, 2002, 2001, and 2000 and the audited balance sheets as of December 31, 2002 and 2001 are included elsewhere in this filing. The corresponding selected financial data set forth below should be read in conjunction with such audited financial statements.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1999       2000       2001       2002
                                           -------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.................................  $ 4,382   $  2,574   $ 11,417   $ 34,092   $ 32,355
Operating expenses:
  Cost of goods sold.....................    1,223      2,290     11,518     32,746     21,320
  Research and development...............    3,669      4,315      7,337     16,179     13,934
  Selling and marketing..................    1,712      2,408      4,983      9,200      9,578
  General and administrative.............    3,357      3,725      7,408     14,521     11,984
  Restructuring and other charges........       --         --         --         --     11,087
  Impairment of goodwill & other
     intangible assets...................       --         --      5,789         --      4,810
  Merger costs...........................       --        116        833         --         --
                                           -------   --------   --------   --------   --------
     Total operating expenses............    9,961     12,854     37,868     72,646     72,713
                                           -------   --------   --------   --------   --------
Loss from operations.....................   (5,579)   (10,280)   (26,451)   (38,554)   (40,358)
Other income (expense), net..............      147        566        877      1,762       (506)
                                           -------   --------   --------   --------   --------
Net loss.................................   (5,432)    (9,714)   (25,574)   (36,792)   (40,864)
Deemed dividend upon issuance of
  convertible preferred stock............       --         --    (17,023)        --         --
                                           -------   --------   --------   --------   --------
Net loss attributable to common
  shareholders...........................  $(5,432)  $ (9,714)  $(42,597)  $(36,792)  $(40,864)
                                           =======   ========   ========   ========   ========
Basic and diluted net loss per share.....  $ (0.43)  $  (0.68)  $  (2.83)  $  (1.03)  $  (1.04)
Shares used in computing basic and
  diluted net loss per share.............   12,772     14,183     15,078     35,714     39,457
Pro forma basic and diluted net loss per
  share..................................                       $  (0.98)  $  (0.98)
Shares used in computing pro forma basic
  and diluted net loss per share.........                         26,120     37,483

                                                             DECEMBER 31,
                                         -----------------------------------------------------
                                           1998       1999       2000       2001       2002
                                         --------   --------   --------   --------   ---------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..........................  $  5,614   $ 12,919   $ 47,179   $ 73,299   $  60,315
Working capital........................     4,099     13,774     29,122     64,834      43,518
Total assets...........................     8,283     20,289     83,193    131,615      89,223
Long-term obligations, net of current
  portion..............................        96        420     12,095      6,694          13
Accumulated deficit....................   (12,860)   (22,575)   (48,149)   (84,852)   (125,715)
Total shareholders' equity.............     5,776     17,199     47,039    104,753      65,287

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Selected Financial Data" and our financial statements, including the notes thereto, included elsewhere in this Form 10-K.

OVERVIEW

     Third Wave Technologies, Inc. is a leading genetic analysis products company. The Company believes that its proprietary Invader technology platform is easier to use, more accurate and cost-effective, and enables higher testing throughput than conventional methods based on polymerase chain reaction, or PCR. These and other advantages conferred by Third Wave's technology platform are enabling the Company to continue to successfully serve select research customers, while focusing the majority of its commercial effort on the rapidly growing, high-value clinical molecular diagnostic market.

     More than 100 clinical molecular diagnostic laboratory customers are using Third Wave's products in routine patient care. The Company's research customer base includes the most notable genome research projects in the world, including the Japanese government's SNP Initiative and that government's share of the International Haplotype Map Project. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.

     Third Wave markets a growing number of products including analyte-specific reagents (ASRs) for routine clinical use. These ASRs allow certified clinical reference laboratories to create assays to screen for cystic fibrosis and other inherited disorders, and to test for the Factor V Leiden and a host of other mutations associated with predisposition to cardiovascular and other diseases. The Company also markets a series of Invader RNA Assays for measuring expression levels of an extensive number of genes with proven clinical relevance.

     Our financial results may vary significantly from quarter to quarter due to fluctuations in the demand for our products, timing of new product introductions and deliveries made during the quarter, the timing of research, development and grant revenues, and increases in spending, including expenses related to our product development.

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

RESTRUCTURING AND OTHER CHARGES.

     The restructuring and other charges resulting from the restructuring plan in the third quarter of 2002 has been recorded in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges." The restructuring charge is comprised primarily of costs to consolidate facilities, impairment charges for abandoned leasehold improvements and equipment to be sold or abandoned, prepayment penalties related mainly to capital lease obligations on equipment to be sold or abandoned, and other costs related to the restructuring. In calculating the cost to consolidate the facilities, we estimated the future lease and operating costs to be paid until the leases are terminated and the amount, if any, of sublease receipts for each location. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Estimates were also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates were formed based on recent history of sales of similar equipment and market conditions. Our assumptions on the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of equipment held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates.

  LONG-LIVED ASSETS -- IMPAIRMENT

     Equipment, leasehold improvements and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. For assets removed from service and held for sale, we estimate the fair market value of such assets and record an adjustment if fair value less costs to sell is lower than carrying value.

  DERIVATIVE INSTRUMENTS

     We sell products in a number of countries throughout the world. During 2002 and 2001, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were contracts outstanding at December 31, 2002 amounting to $0.6 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

  INVENTORIES -- SLOW MOVING AND OBSOLESCENCE

     Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At December 31, 2002, our inventory reserves were $3.1 million, or 65% of our $4.7 million total gross inventories.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenues. Revenues for the year ended December 31, 2002 of $32.4 million represented a decrease of $1.7 million as compared to revenues of $34.1 million for the year ended December 31, 2001.

     Product revenues decreased to $28.9 million for the year ended December 31, 2002, from $30.4 million for the year ended December 31, 2001. Product sales during the year were lower than prior year due to the conclusion of the initial phase of the Japanese Millennium Project.

     Development revenues decreased to $1.6 million for the year ended December 31, 2002, from $3.1 million for the year ended December 31, 2001. The decrease is primarily due to a scheduled decrease in funding amounts per our development and commercialization agreement with BML, Inc (BML). Under the agreement, we develop assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of 2003.

     License and royalty revenue of $1.5 million was from the license and supply agreement with Aclara Biosciences, Inc. ("Aclara"). In October 2002, we and Aclara announced that we have entered into license and supply agreements under which Aclara will have nonexclusive rights to incorporate our proprietary Invader technology and Cleavase enzyme with Aclara's eTag(TM) technology platform for multiplexed gene expression applications for the research market. In exchange for the license, Aclara has made up front payments and will make royalty payments to the Company based on sales of the Aclara product. We also recognized revenue of $2.8 million for product shipped during 2002.

     Significant Customer. We generated $16.6 million, or 51%, of our revenues from sales to a major Japanese research institute for use by several end-users during the year ended December 31, 2002. As of December 31, 2002, $0.7 million of our accounts receivable were attributable to this customer. There is no guarantee that this significant customer will continue to purchase our products at current levels.

     Cost of Goods Sold. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the year ended December 31, 2002, cost of goods sold decreased to $21.3 million compared to $32.7 million for 2001. The decrease was due to lower volume and lower variable costs achieved by improved operational efficiencies.

     Research and Development Expenses. Our research activities are focused on moving our technology into broader markets. Our development activities are focused on new products to expand our molecular diagnostics menu. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the year ended December 31, 2002 were $13.9 million, compared to $16.2 million for 2001. The decrease in research and development expenses was primarily attributable to decreased material costs for assay and product development.

     Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the year ended December 31, 2002 were $9.6 million, an increase of $0.4 million, as compared to $9.2 million for 2001. We attribute the change to a combination of a reduction in the supply of complimentary product, and the hiring of additional personnel and increased costs associated with establishing and commercializing our business units.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses decreased to $12.0 million in the twelve months ended December 31, 2002, from $14.5 million for 2001. The decrease is due to the fixed asset impairment of $3.0 million that occurred in the year ending December 31, 2001.

     Restructuring and Other Charges. During the third quarter of 2002, we announced a restructuring plan designed to simplify our product development and manufacturing operations, increase gross margin, reduce operating expenses and move the Company more aggressively towards profitability. During the year ending December 31, 2002, we recorded a restructuring charge of $11.1 million associated primarily with our consolidation of facilities and the write down of certain equipment and leasehold improvements. Some of the equipment and leasehold improvements were sold in an auction on November 14, 2002.

     The restructuring charge included $2.5 million of expense related to the consolidation of facilities, $0.5 million for the prepayment penalties mainly on capital leases related to assets to be sold, and a net charge of $7.2 million for the write down of equipment and leasehold improvements. The equipment and leaseholds that were not sold in the auction were written down to their fair value less costs to sell.

     Impairment Loss. During the third quarter of 2002, we completed the annual impairment tests required by Statement of Financial Accounting Standards (SFAS) No. 142 for goodwill and intangible assets with indefinite lives, using the assistance of an independent valuation expert.

     For the goodwill analysis, the fair value of the Agbio reporting unit was compared to the carrying value of the net assets of the reporting unit. The fair value of the reporting unit was determined using a combination of discounted cash flows method and other common valuation methodologies. For indefinite lived intangible assets, the fair values of these assets were compared to their carrying values. Based on the analyses, it was determined that goodwill and indefinite lived intangible assets were impaired and consequently an impairment charge of $4.8 million for the impairment of goodwill and other intangible assets was recorded during the year ended December 31, 2002.

     Interest Income. Interest income for the year ended December 31, 2002 was $1.0 million, compared to $3.3 million for 2001. This decrease was primarily due to lower interest rates and decreased cash and cash equivalents compared to the year ending December 31, 2001.

     Interest Expense. Interest expense for the year ended December 31, 2002 was $1.1 million compared to $1.3 million in 2001. The decrease in interest expense was due to lower interest rates on new debt and decreasing debt balances.

     Other Items. As previously announced, part of our operational consolidation plan included a reduction in the Company work force. A plan for work force reductions was implemented in the June 2002 through August 2002 timeframe. A majority of the workforce reductions occurred in the oligo synthesis production and operations support functions and the remainder spread throughout the organization. As of December 31, 2002, we employed 168 persons.

     New Accounting Pronouncements: During 2002, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure." SFAS No. 143 will become effective for the Company on January 1, 2003, and adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements. The provisions of SFAS No. 144, which was adopted on January 1, 2002, were applied by the Company in the determination of certain components of the restructuring charge described in Note 8. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements. Effective December 31, 2002, the Company made the disclosures required under SFAS No. 148.

  YEARS ENDED DECEMBER 31, 2001 AND 2000

     Revenues. Revenues for the year ended December 31, 2001, of $34.1 million represented an increase of $22.7 million as compared to revenues of $11.4 million for the year ended December 31, 2000.

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

     Development revenues increased to $3.1 million for the year ended December 31, 2001, from $0.1 million for the year ended December 31, 2000. The increase was primarily due to development work being done on a development and commercialization agreement with BML, Inc (BML). Under the agreement, we are developing assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of 2003.

     Cost of Goods Sold. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and litigation settlement fees. For the year ended December 31, 2001, cost of goods sold increased to $32.7 million compared to $11.5 million for the year ended December 31, 2000. The increase was due to the increased material expenses as a result of higher product sales and costs incurred as we put in place additional manufacturing capacity to meet accelerating demand for our Invader products. The increase in cost of goods sold is also attributable to an increase in a non-cash charge for amortization of litigation settlement costs and reacquired marketing and distribution rights. Also, due to process improvements and technology advancements, we incurred a non-cash charge of $2.4 million to increase the reserve for obsolete and excess inventory on our raw materials.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the year ended December 31, 2001, were $16.2 million, compared to $7.3 million for the year ended December 31, 2000. The increase in research and development expenses of $8.9 million was primarily attributable to increased expenses associated with additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation, deferred compensation amortization and increased facilities expenses in connection with the expansion of our internal and collaborative research efforts.

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

     Interest Expense. Interest expense for the year ended December 31, 2001, was $1.3 million compared to $0.7 million in the year ended December 31, 2000. The increase in interest expense was mainly due to additional debt related to capital equipment financings completed in September 2000, May 2001, and September 2001.

     Equity In Losses from Joint Ventures. On December 14, 2001, we acquired the remaining 50% of Third Wave Agbio (Agbio). Accordingly, we recorded 50% of Agbio's net losses from January 1, 2001 through December 14, 2001, which amounted to $0.2 million, as a credit to equity in losses from joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of December 31, 2002, we had cash and cash equivalents and short-term investments of $60.3 million.

     In February 2001, we completed our initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating net proceeds of $74.8 million.

     Net cash used in operations for the year ended December 31, 2002 was $14.0 million, compared with $30.3 million in 2001 and $0.6 million in 2000. The cash used in operations was primarily to fund our operating losses as well as working capital requirements.

     Net cash used in investing activities for the year ended December 31, 2002 was $8.7 million, compared to $4.4 million in 2001 and $34.3 million in 2000. Excluding the impact of purchases, sales and maturities of short-term investments, cash provided by investing activities for the year ended December 31, 2002 was $2.1 million, compared to cash usage of $16.0 million in 2001 and cash usage of $25.3 million in 2000. Investing activities included capital expenditures of $2.3 million in 2002, $21.0 million in 2001, and $15.9 million in 2000. Capital expenditures during 2001 and 2000 were higher due to investments in leasehold improvements to facilities and production equipment. We reduced our level of capital expenditures in 2002 and received $4.4 million in proceeds from the sale of equipment primarily in connection with our restructuring. In 2001, we sold and leased back $5.1 million of certain equipment. Also included in investing activities was the purchase of licensed technologies of $0.2 million in 2001 and $9.4 million in 2000.

     Net cash used in financing activities was $1.1 million in 2002, compared to net cash provided by financing activities of $72.4 million in 2001 and $60.2 million in 2000. Cash used in financing activities in 2002 consisted of $6.6 million to repay debt, compared to $7.7 million in 2001 and $0.4 million in 2000. Additionally, in 2002, $4.4 million was used for capital lease obligation payments, compared to $0.7 million in 2001. Cash provided by financing activities during 2002 included proceeds from long-term debt of $9.5 million compared to $5.4 million in 2001 and $2.7 million in 2000. During 2002, we entered into a term loan agreement due on July 31, 2003 to pay off the existing debt and capital lease obligations. The term loan is collateralized with a 12-month certificate of deposit. Proceeds from the issuance of common stock were $0.3 million in 2002, $75.4 million in 2001 and $0.4 million in 2000. During 2001 proceeds from the issuance of common stock was primarily the result of our initial public offering of 7,500,000 shares of common stock in February 2001. Additionally, during 2000, we received $45.5 million in proceeds from the issuance of preferred stock in a private placement in July 2000, $10 million in proceeds from a convertible note payable, and $2.0 million from the collection of a note receivable.

     The following summarizes our contractual obligations at December 31, 2002 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                    LESS THAN   YEARS    YEARS     OVER
                                           TOTAL     1 YEAR     1 - 3    4 - 5    5 YEARS
                                          -------   ---------   ------   ------   -------
CONTRACTUAL OBLIGATIONS
Non-cancelable operating lease
  obligations...........................  $19,601    $ 1,904    $3,784   $4,484   $9,429
Term loans..............................    9,528      9,515        13       --       --
                                          -------    -------    ------   ------   ------
Total contractual obligations...........  $29,129    $11,419    $3,797   $4,484   $9,429
                                          =======    =======    ======   ======   ======

     As we approach cash break even, we expect the net cash used in operating activities will continue to decline in 2003.

     During the year, we entered into a term loan agreement due on July 31, 2003 to pay off the existing debt and capital lease obligations. The term loan of $9.5 million is collateralized with a 12 month certificate of deposit.

     As of December 31, 2002, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2002, we had federal and state net operating loss carryforwards of $103 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS

                         THIRD WAVE TECHNOLOGIES, INC.
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                         THIRD WAVE TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Report of Ernst & Young LLP, Independent Auditors...........   33
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   34
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................   36
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2002,
  2001 and 2000.............................................   37
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2001..........................   38
Notes to Consolidated Financial Statements..................   40

                          REPORT OF ERNST & YOUNG LLP,

                              INDEPENDENT AUDITORS

To the Board of Directors
Third Wave Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Third Wave Technologies, Inc. (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and identifiable intangible assets with indefinite lives.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 31, 2003

                         THIRD WAVE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31
                                                              ----------------------------
                                                                  2002            2001
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  49,301,501   $ 73,131,123
  Short-term investments....................................     11,013,000        168,000
  Accounts receivable, net of allowance for doubtful
     accounts of $465,000 and $175,000 in 2002 and 2001,
     respectively...........................................      2,724,856      1,829,122
  Inventories...............................................      1,660,344      6,448,974
  Prepaid expenses and other................................      1,145,687      2,308,003
                                                              -------------   ------------
Total current assets........................................     65,845,388     83,885,222
Equipment and leasehold improvements:
  Machinery and equipment...................................     18,449,319     30,848,712
  Leasehold improvements....................................      2,091,457      7,597,235
                                                              -------------   ------------
                                                                 20,540,776     38,445,947
  Less accumulated depreciation.............................      9,617,330     10,864,634
                                                              -------------   ------------
                                                                 10,923,446     27,581,313
Assets held for sale........................................        336,000             --
Amortizable intangible assets...............................      7,155,876      9,257,434
Indefinite-lived intangible assets..........................      1,007,411      1,474,000
Goodwill....................................................        489,873      4,700,186
Other assets................................................      3,465,244      4,716,427
                                                              -------------   ------------
Total assets................................................  $  89,223,238   $131,614,582
                                                              =============   ============

                                                                      DECEMBER 31
                                                              ----------------------------
                                                                  2002            2001
                                                              -------------   ------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   7,088,962   $ 11,276,955
  Accrued payroll and related liabilities...................      2,260,563      1,186,812
  Other accrued liabilities.................................      2,517,315        789,987
  Deferred revenue..........................................        945,664      1,535,951
  Long-term debt due within one year........................      9,515,152      2,618,359
  Capital lease obligations due within one year.............             --      1,643,372
                                                              -------------   ------------
Total current liabilities...................................     22,327,656     19,051,436
Deferred revenue............................................             --        916,667
Long-term debt..............................................         13,333      3,966,620
Capital lease obligations...................................             --      2,727,070
Other liabilities...........................................      1,595,181        200,000
Commitments (Note 7)
Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value,
     100,000 shares authorized, 0 shares issued and
     outstanding............................................             --             --
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 39,559,574 and 39,374,014 shares issued and
     outstanding in 2002 and 2001, respectively.............         39,560         39,374
  Additional paid-in capital................................    191,581,136    191,426,698
  Unearned stock compensation...............................       (618,246)    (1,861,566)
  Accumulated deficit.......................................   (125,715,382)   (84,851,717)
                                                              -------------   ------------
Total shareholders' equity..................................     65,287,068    104,752,789
                                                              -------------   ------------
Total liabilities and shareholders' equity..................  $  89,223,238   $131,614,582
                                                              =============   ============

                            See accompanying notes.

                         THIRD WAVE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31
                                                     ------------------------------------------
                                                         2002           2001           2000
                                                     ------------   ------------   ------------
Revenues:
  Product sales....................................  $ 28,880,942   $ 30,405,055   $ 10,891,439
  Development revenues.............................     1,641,567      3,110,004        102,355
  Grant revenues...................................       332,453        576,690        423,624
  License and royalty revenue......................     1,500,000             --             --
                                                     ------------   ------------   ------------
                                                       32,354,962     34,091,749     11,417,418
Operating expenses:
  Cost of goods sold (including amortization of
     capitalized legal settlement costs and
     reacquired marketing and distribution rights
     of $1,930,557, $1,930,560 and $1,672,988 in
     2002, 2001 and 2000, respectively)............    21,320,133     32,745,672     11,518,439
  Research and development.........................    13,933,864     16,179,250      7,336,694
  Selling and marketing............................     9,577,122      9,199,622      4,983,323
  General and administrative.......................    11,984,104     14,520,855      7,407,934
  Impairment of goodwill and other intangible
     assets........................................     4,809,902             --      5,788,889
  Merger costs.....................................            --             --        833,254
  Restructuring and other charges..................    11,087,233             --             --
                                                     ------------   ------------   ------------
Total operating expenses...........................    72,712,358     72,645,400     37,868,533
                                                     ------------   ------------   ------------
Loss from operations...............................   (40,357,396)   (38,553,651)   (26,451,115)
Other income (expense):
  Interest income..................................     1,006,231      3,349,617      1,500,142
  Interest expense.................................    (1,089,497)    (1,346,876)      (673,818)
  Equity in losses from joint ventures.............            --       (241,282)            --
  Other............................................      (423,003)           (16)        50,645
                                                     ------------   ------------   ------------
                                                         (506,269)     1,761,443        876,969
                                                     ------------   ------------   ------------
Net loss...........................................   (40,863,665)   (36,792,208)   (25,574,146)
Deemed dividend upon issuance of convertible
  preferred stock..................................            --             --    (17,022,824)
                                                     ------------   ------------   ------------
Net loss attributable to common stockholders.......  $(40,863,665)  $(36,792,208)  $(42,596,970)
                                                     ============   ============   ============
Net loss per share -- basic and diluted............  $      (1.04)  $      (1.03)  $      (2.83)
Pro forma, net loss per share (unaudited) -- basic
  and diluted......................................           N/A   $      (0.98)  $      (0.98)

                            See accompanying notes.

                         THIRD WAVE TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                           CONVERTIBLE
                                         PREFERRED STOCK            COMMON STOCK
                                     -----------------------   ----------------------
                                                 ADDITIONAL               ADDITIONAL      COMMON        UNEARNED
                                       PAR        PAID-IN        PAR       PAID-IN      STOCK TO BE      STOCK        ACCUMULATED
                                      VALUE       CAPITAL       VALUE      CAPITAL        ISSUED      COMPENSATION      DEFICIT
                                     --------   ------------   -------   ------------   -----------   ------------   -------------
Balance at December 31, 1999.......  $  8,668   $ 22,686,097   $14,716   $ 17,599,055    $      --    $  (535,184)   $ (22,574,823)
  Common stock issued -- 918,000
    shares.........................        --             --       918      5,525,263           --             --               --
  Preferred stock
    issued -- 5,444,400 shares.....     5,444     45,450,703        --             --           --             --               --
  Unearned stock compensation......        --             --        --      7,610,857           --     (7,610,857)              --
  Amortization of unearned stock
    compensation...................        --             --        --             --           --      3,575,677               --
  Common stock to be issued........        --             --        --             --      856,800             --               --
  Net loss.........................        --             --        --             --           --             --      (25,574,146)
                                     --------   ------------   -------   ------------    ---------    -----------    -------------
Balance at December 31, 2000.......    14,112     68,136,800    15,634     30,735,175      856,800     (4,570,364)     (48,148,969)
  Common stock issued in initial
    public offering -- 7,500,000
    shares.........................        --             --     7,500     74,831,549           --             --               --
  Common stock issued for
    conversion of note
    payable -- 909,091 shares......        --             --       909      9,999,091           --             --               --
  Common stock issued related to a
    litigation
    settlement -- 116,854 shares...        --             --       117        856,683     (856,800)            --               --
  Common stock issued for
    acquisition -- 925,000.........        --             --       925      6,192,440           --             --           89,460
  Common stock issued for stock
    options and stock purchase
    plan -- 177,269 shares.........        --             --       177        571,482           --             --               --
  Conversion of preferred stock to
    common stock -- 14,112,000
    shares.........................   (14,112)   (68,136,800)   14,112     68,136,800           --             --               --
  Unearned stock compensation......        --             --        --        103,478           --       (103,478)              --
  Amortization of unearned stock
    compensation...................        --             --        --             --           --      2,812,276               --
  Net loss.........................        --             --        --             --           --             --      (36,792,208)
                                     --------   ------------   -------   ------------    ---------    -----------    -------------
Balance at December 31, 2001.......        --             --    39,374    191,426,698           --     (1,861,566)     (84,851,717)
  Common stock issued for stock
    options and stock purchase
    plan -- 185,560 shares.........        --             --       186        300,931           --             --               --
  Unearned stock compensation......        --             --        --        147,932           --       (147,932)              --
  Amortization of unearned stock
    compensation...................        --             --        --             --           --      1,248,154               --
  Reversal of unearned stock
    compensation related to
    terminated employees...........        --             --        --       (294,425)          --        143,098               --
  Net loss.........................        --             --        --             --           --             --      (40,863,665)
                                     --------   ------------   -------   ------------    ---------    -----------    -------------
Balance at December 31, 2002.......  $     --   $         --   $39,560   $191,581,136    $      --    $  (618,246)   $(125,715,382)
                                     ========   ============   =======   ============    =========    ===========    =============


                                        TOTAL
                                     ------------
Balance at December 31, 1999.......  $ 17,198,529
  Common stock issued -- 918,000
    shares.........................     5,526,181
  Preferred stock
    issued -- 5,444,400 shares.....    45,456,147
  Unearned stock compensation......            --
  Amortization of unearned stock
    compensation...................     3,575,677
  Common stock to be issued........       856,800
  Net loss.........................   (25,574,146)
                                     ------------
Balance at December 31, 2000.......    47,039,188
  Common stock issued in initial
    public offering -- 7,500,000
    shares.........................    74,839,049
  Common stock issued for
    conversion of note
    payable -- 909,091 shares......    10,000,000
  Common stock issued related to a
    litigation
    settlement -- 116,854 shares...            --
  Common stock issued for
    acquisition -- 925,000.........     6,282,825
  Common stock issued for stock
    options and stock purchase
    plan -- 177,269 shares.........       571,659
  Conversion of preferred stock to
    common stock -- 14,112,000
    shares.........................            --
  Unearned stock compensation......            --
  Amortization of unearned stock
    compensation...................     2,812,276
  Net loss.........................   (36,792,208)
                                     ------------
Balance at December 31, 2001.......   104,752,789
  Common stock issued for stock
    options and stock purchase
    plan -- 185,560 shares.........       301,117
  Unearned stock compensation......            --
  Amortization of unearned stock
    compensation...................     1,248,154
  Reversal of unearned stock
    compensation related to
    terminated employees...........      (151,327)
  Net loss.........................   (40,863,665)
                                     ------------
Balance at December 31, 2002.......  $ 65,287,068
                                     ============

                            See accompanying notes.

                         THIRD WAVE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31
                                                     ------------------------------------------
                                                         2002           2001           2000
                                                     ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss...........................................  $(40,863,665)  $(36,792,208)  $(25,574,146)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation.....................................     7,100,496      7,805,943      2,624,791
  Amortization of intangible assets................     1,968,558      1,984,937      1,672,988
  Amortization of licensed technology..............       415,017        433,223        137,810
  Noncash stock compensation.......................     1,096,827      2,812,276      3,575,677
  Noncash charge for impairment and
     restructuring.................................    12,151,817      2,970,257      5,788,889
  (Gain) loss on disposal of equipment.............       (68,898)        75,656             --
  Deferred gain on sale of assets..................            --       (179,024)            --
  Amortization of deferred gain....................       (23,871)       (25,724)            --
  Equity in losses from joint ventures.............            --        241,282             --
  Change in operating assets and liabilities:
     Receivables...................................      (895,734)      (853,614)      (428,617)
     Inventories...................................     4,788,630     (5,688,123)      (561,231)
     Prepaid expenses and other assets.............     1,554,514     (1,639,567)    (2,568,037)
     Accounts payable..............................    (4,187,993)      (162,076)     8,390,550
     Accrued expenses and other liabilities........     4,498,178        (18,459)     3,200,324
     Deferred revenue..............................    (1,506,954)    (1,227,999)     3,143,095
                                                     ------------   ------------   ------------
Net cash used in operating activities..............   (13,973,078)   (30,263,220)      (597,907)
INVESTING ACTIVITIES
Purchases of equipment and leasehold
  improvements.....................................    (2,277,114)   (21,011,245)   (15,925,325)
Proceeds on sale of equipment......................     4,391,389      5,070,000             --
Purchases of licensed technology...................            --       (245,038)    (9,383,248)
Cash received in acquisition.......................            --        165,314             --
Purchases of short-term investments................   (10,941,000)            --    (40,448,900)
Sales and maturities of short-term investments.....        96,000     11,582,000     31,488,900
                                                     ------------   ------------   ------------
Net cash used in investing activities..............    (8,730,725)    (4,438,969)   (34,268,573)
FINANCING ACTIVITIES
Proceeds from long-term debt.......................     9,500,000      5,399,879      2,742,443
Payments on long-term debt.........................    (6,556,494)    (7,706,345)      (412,878)
Proceeds from convertible note payable.............            --             --     10,000,000
Proceeds from notes receivable.....................            --             --      1,997,736
Proceeds from issuance of common stock, net........       301,117     75,410,708        382,981
Proceeds from issuance of preferred stock, net.....            --             --     45,456,147
Payments on capital lease obligations..............    (4,370,442)      (699,558)            --
                                                     ------------   ------------   ------------
Net cash provided by (used in) financing
  activities.......................................    (1,125,819)    72,404,684     60,166,429
                                                     ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents...   (23,829,622)    37,702,495     25,299,949
Cash and cash equivalents at beginning of year.....    73,131,123     35,428,628     10,128,679
                                                     ------------   ------------   ------------
Cash and cash equivalents at end of year...........  $ 49,301,501   $ 73,131,123   $ 35,428,628
                                                     ============   ============   ============
Supplemental disclosure of cash flows information--
  Cash paid for interest...........................  $  1,075,940   $  1,760,161   $    260,533
                                                     ============   ============   ============

                            See accompanying notes.

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

     - entered into capital lease obligations of $5,070,000

During the year ended December 31, 2000, the Company:

     - issued 545,454 shares of common stock valued at $11.00 per share as a cost for defending certain patents

     - issued notes payable of $6,000,000 for purchased intangible assets

                            See accompanying notes.

                         THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

1.  NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Third Wave Technologies, Inc. (the Company) and its wholly-owned subsidiary, Third Wave Agbio, Inc. (Agbio) which became wholly owned in December 2001. All significant intercompany balances and transactions are eliminated in consolidation.

NATURE OF OPERATIONS

     The Company is a leading genetic analysis products company. The Company believes its proprietary Invader technology platform is easier to use, more accurate and cost-effective, and enables higher testing throughput than conventional methods based on polymerase chain reaction, or PCR. These other advantages conferred by the Company's technology platform are enabling the Company to continue to serve select research customers, while focusing the majority of its commercial effort on the rapidly growing clinical molecular diagnostic market.

     The Company currently markets products domestically and internationally to clinical and research markets using an internal sales force as well as collaborative relationships with pharmaceutical companies and research institutions. Revenues to a major Japanese research institute for use by several end users during 2002, 2001 and 2000 were 51%, 76% and 67% of total revenues, respectively. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. For accounts greater than 60 days past due, an allowance for doubtful accounts is recorded based on a customer's ability and likelihood to pay based on management's review of the facts. For all other accounts, the Company recognizes an allowance based on the length of time the receivable is past due and the anticipated future write offs based on historical experience.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers highly liquid money market investments and short-term investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

     Short-term investments consist of certificates of deposit. The cost of these securities, which are considered "available-for-sale" for financial reporting purposes, approximates fair value at December 31, 2002 and 2001.

INVENTORIES

     Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

                         THIRD WAVE TECHNOLOGIES, INC.

     Inventories consisted of the following:

                                                                    DECEMBER 31
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Raw material...............................................  $ 4,253,090   $ 6,963,240
Finished goods and work in process.........................      457,254     2,165,734
Reserve for excess and obsolete inventory..................   (3,050,000)   (2,680,000)
                                                             -----------   -----------
Total inventories..........................................  $ 1,660,344   $ 6,448,974
                                                             ===========   ===========

ADVERTISING COSTS

     Advertising costs are expensed at the time the advertising takes place. Advertising costs were $511,685, $675,624 and $158,033 in 2002, 2001 and 2000, respectively.

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

PATENTS

     Patent-related development costs are expensed in the period incurred and are included in general and administrative expenses in the statements of operations. These costs were $509,598, $546,776 and $311,992 in 2002, 2001 and
2000, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their estimated useful lives of three to seven years.

     In connection with the adoption of SFAS No. 142, the Company completed the first step of the transitional impairment test of goodwill, which required the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the Company concluded that no impairment existed at the time of adoption, and accordingly, the Company did not recognize any transitional impairment loss for goodwill. For intangible assets with indefinite lives, the fair values of these assets were compared to their carrying values as of January 1, 2002, also resulting in no transitional impairment.

     The Company completed the annual impairment tests as of September 30, 2002. For goodwill, this analysis is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The fair value of the reporting units was determined using a combination of discounted cash flows method and other common valuation methodologies. For intangible assets with indefinite lives, the fair values of these assets were compared to their carrying values. Based on the analyses, the Company determined that goodwill and intangible assets deemed to have indefinite lives were impaired and accordingly, recognized an impairment charge of $4,676,902 (Goodwill -- $4,210,313, Indefinite-lived intangible assets -- $466,589).

                         THIRD WAVE TECHNOLOGIES, INC.

     Identifiable intangible assets with indefinite lives consist of the following:

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Technology license..........................................  $1,053,000   $1,053,000
Impairment charge...........................................    (137,172)          --
Trademark...................................................     421,000      421,000
Impairment charge...........................................    (329,417)          --
                                                              ----------   ----------
                                                              $1,007,411   $1,474,000
                                                              ==========   ==========

     There was no accumulated amortization of goodwill at December 31, 2001. During 2002, the Company finalized the allocation of the purchase price for the remaining outstanding shares of Agbio acquired in December 2001. The $6,345,186 included in intangible assets at December 31, 2001, was allocated to technology license ($1,053,000), trademark ($421,000), customer agreements ($171,000) and goodwill ($4,700,186).

     Amortizable intangible assets consist of the following:

                                         DECEMBER 31, 2002            DECEMBER 31, 2001
                                     --------------------------   --------------------------
                                        GROSS                        GROSS
                                      CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                                       AMOUNT      AMORTIZATION     AMOUNT      AMORTIZATION
                                     -----------   ------------   -----------   ------------
Costs of settling patent
  litigation.......................  $10,533,248    $3,377,372    $10,533,248    $1,872,619
Reacquired marketing and
  distribution rights..............    2,211,111     2,211,111      2,211,111     1,785,306
Customer agreements................      171,000        38,000        171,000            --
Impairment charge -- Customer
  agreements.......................     (133,000)           --             --            --
                                     -----------    ----------    -----------    ----------
                                     $12,782,359    $5,626,483    $12,915,359    $3,657,925
                                     ===========    ==========    ===========    ==========

     As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Because goodwill and the intangible assets with indefinite lives were acquired in December 2001, and no amortization expense was recognized in 2001, there would have been no impact on the consolidated statements of operations in 2001 or 2000 if SFAS No. 142 had been adopted effective January 1, 2000.

     The estimated future amortization expense related to intangible assets for the five years subsequent to December 31, 2002 is as follows:

2003........................................................  $1,504,752
2004........................................................   1,504,752
2005........................................................   1,504,752
2006........................................................   1,504,752
2007........................................................   1,136,868

IMPAIRMENT OF LONG-LIVED ASSETS

     Equipment, leasehold improvements and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. During 2002, the Company

                         THIRD WAVE TECHNOLOGIES, INC.

recorded a charge of approximately $7,176,000 associated with its restructuring activities (described further in Note 8) to write-off leasehold improvements related to vacated leased facilities and to write down certain equipment to its fair value. During 2001, the Company recorded a charge of approximately $2,970,000 classified in general and administrative expenses to write down certain equipment to its fair value.

     As described in Note 10, a $5,788,889 impairment loss was recognized in 2000 pertaining to intangible assets recorded in connection with terminating the Endogen agreement. The fair value of the intangible assets was determined using a discounted cash flow calculation.

PREPAID LICENSE FEES

     Other assets at December 31, 2002 and 2001 included $2,227,593 and $2,642,610, respectively, of prepaid license fees (which is net of $967,444 and $552,427, respectively, of accumulated amortization) paid to third parties for the use of patented technology. The assets are being amortized to expense over the shorter of the term of the license or the estimated useful lives of the assets (generally three to ten years).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recorded in the balance sheet at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no cumulative effect of adoption because the Company did not have any derivative financial instruments on January 1, 2001.

     The Company sells its products in a number of countries throughout the world. During 2002 and 2001, the Company sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales, the Company purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of currency gains and losses on the underlying Yen receivables. Forward contracts outstanding at December 31, 2002, represented a U.S. dollar equivalent commitment of $629,000. The negative fair value of these derivative instruments of $12,000 is included in accrued liabilities in the accompanying balance sheet. There were no contracts outstanding at December 31, 2001. The changes in the fair value of the Company's derivatives and the loss or gain on the hedged asset relating to the risk being hedged both are recorded currently in operations.

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

     License and royalty revenue includes amounts earned from third parties for licenses of the Company's intellectual property and are recognized when earned under the terms of the related agreements. License revenues are generally recognized upon receipt unless the Company has continuing performance obligations,

                         THIRD WAVE TECHNOLOGIES, INC.

in which case the license revenue is recognized ratably over the period of expected performance. Consideration received in multiple element arrangements is allocated to the separate units based upon their relative fair values. Royalty revenues are recognized under the terms of the related agreements, generally upon manufacture or shipment of a product by a licensee.

RESEARCH AND DEVELOPMENT

     All costs for research and development activities are expensed in the period incurred.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs incurred are classified as cost of goods sold in the accompanying statements of operations.

INCOME TAXES

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the current tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities. No current or deferred income taxes have been provided through December 31, 2002, because of the net operating losses incurred by the Company since its inception.

STOCK-BASED COMPENSATION

     The Company has stock-based employee compensation plans (see Note 5). SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plans.

     Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company's SFAS No. 123 pro forma net loss and net loss per share would have been as follows:

                                                               YEAR ENDED DECEMBER 31
                                                     ------------------------------------------
                                                         2002           2001           2000
                                                     ------------   ------------   ------------
Net loss:
  As reported......................................  $(40,863,665)  $(36,792,208)  $(42,596,970)
  Add: Stock-based employee compensation expense
     related to stock options determined under fair
     value based method............................    (3,690,676)    (3,588,213)      (549,347)
  Add: Stock-based employee compensation related to
     the employee stock purchase plan under fair
     value based method............................       (43,314)       (35,515)            --
                                                     ------------   ------------   ------------
  SFAS No. 123 Pro forma...........................  $(44,597,655)  $(40,415,936)  $(43,146,317)
                                                     ============   ============   ============
Net loss per share:
  As reported, basic and diluted...................  $      (1.04)  $      (1.03)  $      (2.83)
  SFAS No. 123 pro forma, basic and diluted........         (1.13)         (1.13)         (2.86)

                         THIRD WAVE TECHNOLOGIES, INC.

     Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and represents the fair value of the consideration received or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to nonemployees is periodically remeasured as the underlying options vest.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, foreign currency forward contracts, accounts payable and long-term debt are considered to approximate their respective fair values.

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

     Unaudited pro forma basic and diluted net loss per common share for 2001 and 2000, as presented on the face of the statements of operations, gives effect to common stock equivalent shares arising assuming that the preferred stock and convertible note payable were converted to common stock upon issuance using the if-converted method. This pro forma disclosure has been included because the preferred stock and convertible note payable automatically converted to common stock upon the closing of the initial public offering.

                         THIRD WAVE TECHNOLOGIES, INC.

     The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share.

                                                               YEAR ENDED DECEMBER 31
                                                     ------------------------------------------
                                                         2002           2001           2000
                                                     ------------   ------------   ------------
Net loss attributable to common stockholders.......  $(40,863,665)  $(36,792,208)  $(42,596,970)
                                                     ============   ============   ============
Weighted-average shares of common stock
  outstanding -- basic and diluted.................    39,457,000     35,714,000     15,078,100
                                                     ============   ============   ============
Basic and diluted net loss per share...............  $      (1.04)  $      (1.03)  $      (2.83)
                                                     ============   ============   ============
Pro forma (unaudited):
     Net loss......................................                 $(36,792,208)  $(25,574,146)
     Interest on convertible note payable..........                      164,000         74,000
                                                                    ------------   ------------
     Net loss used in computing pro forma basic and
       diluted net loss per share..................                 $(36,628,208)  $(25,500,146)
                                                                    ============   ============
     Shares used above.............................                   35,714,000     15,078,100
     Pro forma adjustment to reflect weighted
       effect of conversion of convertible
       preferred stock and convertible note
       payable.....................................                    1,769,000     11,041,900
                                                                    ------------   ------------
     Shares used in computing pro forma basic and
       diluted net loss per share..................                   37,483,000     26,120,000
                                                                    ============   ============
     Pro forma basic and diluted net loss per
       share.......................................                 $      (0.98)  $      (0.98)
                                                                    ============   ============
Weighted-average shares from options that could
  potentially dilute basic earnings per share in
  the future that are not included in the
  computation of diluted loss per share as their
  impact is antidilutive (computed under the
  treasury stock method)...........................       506,000        974,000      1,034,000

COMPREHENSIVE LOSS

     Net loss for 2002, 2001 and 2000 is the same as comprehensive loss defined pursuant to SFAS No. 130, "Reporting Comprehensive Income."

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     During 2002, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 143 will become effective for the Company on January 1, 2003, and adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements. The provisions of SFAS No. 144, which was adopted on January 1, 2002, were applied by the Company in the determination of certain components of the restructuring charge described in Note 8. SFAS No. 146 will be effective for exit or

                         THIRD WAVE TECHNOLOGIES, INC.

disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements. Effective December 31, 2002, the Company made the disclosures required under SFAS No. 148.

3.  ACQUISITION

     On October 16, 1998, the Company and a venture capital fund managed by a director of the Company closed a transaction at which time the Company received 1,000 shares of common stock, representing 50% of the total voting stock of Agbio in exchange for the Company's contribution to Agbio of an exclusive worldwide license in the field of agriculture to all of the Company's technology, which had a $2,000,000 fair value when contributed. The Company's investment in Agbio was recorded initially at zero because the contributed technology was in the development phase and thus had no book value. Agbio also recorded the Company's nonmonetary contribution at zero; however, the other investor's $2,000,000 million contribution was in cash, which created a difference between the Company's investment balance ($0) and its share of Agbio's beginning equity ($1,000,000). This difference was being amortized by the Company over the estimated life of the contributed technology (5 years) as a reduction to its share of Agbio's net losses. The investment balance remained at zero throughout 2001 and 2000.

     On December 14, 2001, the Company purchased the remaining 50% of Agbio from the other investor for an aggregate of 925,000 shares of the Company's common stock valued at $6.53 per share. In addition, 25,391 options to purchase the Company's common stock were issued to replace existing Agbio options.

     The acquisition of the remaining shares was accounted for as a purchase. Accordingly, the results of operations of Agbio have been included in the consolidated financial statements since December 14, 2001, the effective date of the acquisition. Additionally, 50% of Agbio's losses from January 1, 2001 through December 14, 2001, have been included as a credit to equity in losses from joint ventures. A credit was also recorded directly to retained earnings for 50% of the net worth of Agbio through December 31, 2000.

     The purchase price of $6.2 million was allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal.

     Based on unaudited data, the following table presents selected financial information for the Company on a pro forma basis, assuming Agbio had been 100% owned and consolidated since January 1, 2000:

                                                             YEARS ENDED DECEMBER 31
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Net revenues.............................................  $ 34,473,491   $ 11,531,181
Net loss applicable to common shareholders...............   (37,933,490)   (44,426,818)
Net loss per share.......................................  $      (1.04)  $      (2.95)

     The pro forma net loss includes an estimation of amortization of identifiable intangible assets and goodwill that would have been recorded had the transaction taken place at the beginning of the period being reported using a useful life of 7 years.

                         THIRD WAVE TECHNOLOGIES, INC.

4.  LONG-TERM DEBT

     Long-term debt is as follows:

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Note payable................................................  $9,500,000   $       --
Equipment loans, paid in 2002...............................          --    6,532,386
Other.......................................................      28,485       52,593
                                                              ----------   ----------
                                                               9,528,485    6,584,979
Less current portion........................................   9,515,152    2,618,359
                                                              ----------   ----------
                                                              $   13,333   $3,966,620
                                                              ==========   ==========

     The Company has a $9,500,000 note payable with a bank due on July 31, 2003, bearing interest at rates tied to LIBOR (2.184% at December 31, 2002) payable monthly. The borrowings under the note payable are secured by short-term investments, consisting of certificates of deposit, of $9,665,000.

5.  SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

     In February 2001, the Company completed an initial public offering of 7,500,000 shares of common stock at a price of $11.00 per share (excluding underwriters' discounts and commissions), generating gross proceeds of approximately $82.5 million and net proceeds of $74.8 million, after deducting an aggregate of $7.7 million in underwriting discounts, commissions, and other offering related expenses. All shares of Convertible Preferred Stock outstanding as of the closing date of the offering were automatically converted into shares of common stock. No dividends were paid on any of the Convertible Preferred Stock.

     Subsequent to the commencement of the Company's initial public offering process, the Company reevaluated the deemed fair market value of its common stock as of July 2000 and determined it to be $11.90 per share. The Series F convertible preferred stock was issued at about the same time for $8.78 per share. The $17,022,824 aggregate excess of the fair value of the "if-converted" stock over the preferred common stock conversion price was allocated to paid-in capital and created a discount on the preferred stock. That discount was immediately amortized to paid-in capital (due to a lack of retained earnings) and was considered a deemed dividend for loss-per-share purposes. For all other classes of preferred stock, the conversion price was greater than or equal to the fair value of the "if-converted" common stock.

STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 856,800 common shares may be issued. The Purchase Plan also provides for annual increases in the number of shares available for issuance, beginning in 2001, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 428,400 shares or an amount determined by the Board of Directors. During the years ended December 31, 2002 and 2001, 122,423 and 28,069 shares, respectively, were issued. Employees are eligible to participate in the Purchase Plan if they work at least 20 hours per week and more than five months in any calendar year. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. The Plan is considered noncompensatory under APB Opinion No. 25 and, therefore, no expense is recorded for the 15% discount.

                         THIRD WAVE TECHNOLOGIES, INC.

STOCK OPTION PLANS

     The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (the Plans) for employees and non-employees under which an aggregate of 9,913,183 options may be granted. Annual increases in the number of shares available for issuance are allowed beginning in 2001, limited to the lesser of 4.5% of the outstanding shares of common stock on the first day of the fiscal year, 2,571,600 shares or an amount determined by the Board of Directors. During 2002 and 2001, 1,771,831 and 1,338,552 additional shares, respectively, were authorized for grant. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the Board of Directors at the date of grant.

     The rollforward of shares available for grant through December 31, 2002, is as follows:

Shares available for grant at December 31, 2000.............    2,744,100
  Options granted...........................................   (1,486,890)
  Options forfeited.........................................      100,260
  Increase in options available for grant...................    1,338,552
  Options assumed in Agbio acquisition......................      (25,391)
                                                               ----------
Shares available for grant at December 31, 2001.............    2,670,631
  Options granted...........................................   (2,307,950)
  Options forfeited.........................................      667,075
  Increase in options available for grant...................    1,771,831
                                                               ----------
Shares available for grant at December 31, 2002.............    2,801,587
                                                               ==========

     The Company's option activity is as follows:

                                                                           WEIGHTED-AVERAGE
                                                        NUMBER OF SHARES    EXERCISE PRICE
                                                        ----------------   ----------------
Outstanding at December 31, 1999......................     1,851,600            $1.97
  Granted.............................................     1,998,000             8.30
  Exercised...........................................      (489,600)            0.79
  Forfeited...........................................       (59,700)            2.92
                                                           ---------            -----
Outstanding at December 31, 2000......................     3,300,300             5.96
  Granted.............................................     1,486,890             8.48
  Options assumed in Agbio acquisition................        25,391             1.10
  Exercised...........................................      (149,200)            2.48
  Forfeited...........................................      (100,260)            7.92
                                                           ---------            -----
Outstanding at December 31, 2001......................     4,563,121             6.85
  Granted.............................................     2,307,950             2.31
  Exercised...........................................       (63,137)            0.84
  Forfeited...........................................      (667,075)            5.39
                                                           ---------            -----
Outstanding at December 31, 2002......................     6,140,859            $5.35
                                                           ---------            -----
Exercisable at December 31, 2002......................     2,516,468            $5.76
                                                           =========            =====

                         THIRD WAVE TECHNOLOGIES, INC.

                                                 NUMBER OF
                                                   SHARES                     NUMBER OF SHARES
                                               OUTSTANDING AT    REMAINING     EXERCISABLE AT
                                                DECEMBER 31,    CONTRACTUAL     DECEMBER 31,
                                                    2002           LIFE             2002
                                               --------------   -----------   ----------------
Options granted between $0.27 and $1.11......      382,500          3.2            382,500
Options granted between $1.11 and $2.21......    1,551,200          9.5              5,000
Options granted between $2.21 and $3.32......      401,400          6.4            249,900
Options granted between $3.32 and $4.42......      822,154          7.2            529,254
Options granted between $5.53 and $6.64......      647,525          8.7            165,714
Options granted between $6.64 and $7.74......       40,500          8.8              5,372
Options granted between $7.74 and $8.85......    1,769,850          7.7          1,026,710
Options granted between $8.85 and $9.96......       13,550          7.5              8,787
Options granted between $9.96 and $11.06.....      512,180          8.4            143,231
                                               --------------                 ----------------
                                                 6,140,859                       2,516,468
                                               ==============                 ================

     From August 1, 1999 through December 31, 1999, and from January 1, 2000 to December 31, 2000, options to purchase 238,800 and 165,600 shares of common stock, respectively, were granted to employees with an exercise price of $3.37 per share. From January 1, 2000 to December 31, 2000, and from January 1, 2001 to February 9, 2001, options to purchase 1,818,000 and 56,400 shares of common stock were granted to employees with an exercise price of $8.78 per share. As a result of these option grants having exercise prices below what was considered the fair value of the underlying stock, the Company recorded deferred compensation of $103,478 and $7,610,857 in 2001 and 2000, respectively. The Company amortized to expense $994,078 in 2002, $2,812,276 in 2001 and $3,575,677 in 2000 using an accelerated vesting method whereby each of the years' vesting components is amortized over its own vesting period. During 2002, the Company extended the exercise period for certain option grants. Accordingly, options that were fully vested at the new measurement date were expensed based upon their new intrinsic value and options not yet vested were recorded as unearned stock compensation at the end of the reporting period based upon the fair value of the options as calculated using the Black-Scholes option-pricing model. Such unvested options will continue to be revalued at the end of each succeeding reporting period until fully vested, with compensation expense recorded over the remaining vesting period. Expense recorded in 2002 was $102,749.

     Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                                                          YEAR ENDED DECEMBER 31
                                                   ------------------------------------
                                                      2002         2001         2001
                                                   ----------   ----------   ----------
Cost of goods sold...............................  $  163,590   $  540,076   $  890,995
Research and development.........................      98,753      270,920      228,990
Selling and marketing............................      31,781      123,529      469,453
General and administrative.......................     802,703    1,877,751    1,986,239
                                                   ----------   ----------   ----------
                                                   $1,096,827   $2,812,276   $3,575,677
                                                   ==========   ==========   ==========

     The weighted-average fair value of options granted in 2002, 2001 and 2000 was $1.73, $5.73 and 2.34, respectively, using the minimum value option-pricing model for option grants made prior to the Company's initial public offering and the Black-Scholes option-pricing model for grants made subsequent to such offering. The calculations were made assuming a dividend yield of 0%, a weighted-average expected option life of five years and a weighted-average risk-free interest rate of 4.0%, 5.5% and 5.5% for the years ended December 31,

                         THIRD WAVE TECHNOLOGIES, INC.

2002, 2001 and 2000, respectively. The volatility factor used in the Black-Scholes method for 2002 and the period subsequent to the initial public offering in 2001 was .97 and .90, respectively.

6.  INCOME TAXES

     The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are as follows:

                                                                   DECEMBER 31
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
Deferred tax assets:
  Patent expense.........................................  $    952,000   $    732,000
  Stock compensation expense.............................       887,000        368,000
  Deferred revenue.......................................       378,000        981,000
  Inventory obsolescence.................................     1,220,000      1,072,000
  Accrued liabilities....................................     1,939,000         48,000
  Equipment and leasehold improvements...................       924,000        924,000
  Other..................................................       196,000         70,000
  Net operating loss carryforwards.......................    41,187,000     31,146,000
                                                           ------------   ------------
                                                             47,683,000     35,341,000
Deferred tax liability -- intangible assets..............    (2,862,000)    (3,635,000)
                                                           ------------   ------------
Net deferred tax asset...................................    44,821,000     31,706,000
Valuation allowance......................................   (44,821,000)   (31,706,000)
                                                           ------------   ------------
                                                           $         --   $         --
                                                           ============   ============

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $103 million for U.S. federal and state tax purposes, which expire beginning in 2008. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

7.  LEASE OBLIGATIONS

     The Company leases its corporate facilities under an operating lease effective through September 2011. The Company has the option to extend the lease for three additional five-year periods. The lease agreement requires the Company to provide the landlord an irrevocable standby letter of credit of $1,300,000, which is collateralized by a certificate of deposit included in short-term investments. In 2000, the Company prepaid $1 million of rent payments. The prepaid rent will be utilized over the remaining life of the lease. Rent expense is being recorded by the Company on a straight-line basis over the amended lease term. At December 31, 2002, long-term other assets includes $1,218,000 of prepaid rent and other long-term liabilities includes $174,000 of deferred rent.

                         THIRD WAVE TECHNOLOGIES, INC.

     Future minimum lease payments by year are as follows:

2003........................................................   $ 1,904,000
2004........................................................     1,670,000
2005........................................................     2,114,000
2006........................................................     2,198,000
2007........................................................     2,286,000
Thereafter..................................................     9,429,000
                                                               -----------
Total minimum lease obligations.............................   $19,601,000
                                                               ===========

     The Company has one other leased operating facility effective through October 2003. In connection with the restructuring described in Note 8, the Company has vacated the facility and does not anticipate any sublease income. The remaining lease payments are included in the restructuring accrual.

     Rent expense was approximately $2,473,000, $1,713,000 and 779,000 in 2002,
2001 and 2000, respectively.

     The Company entered into two capital leases during 2001 for the sale and leaseback of certain equipment totaling approximately $5.1 million. The Company paid these obligations in 2002.

8.  RESTRUCTURING AND OTHER CHARGES

     During the third quarter of 2002, the Company announced a restructuring plan designed to simplify product development and manufacturing operations and reduce operating expenses. The restructuring charges recorded were determined based upon plans submitted by the Company's management and approved by the Board of Directors using information available at the time. The third quarter restructuring charge included $2.2 million for the consolidation of facilities, $500,000 for prepayment penalties mainly under capital lease arrangements, an impairment charge of $10.8 million for abandoned leasehold improvements and equipment to be sold or abandoned and $900,000 of other costs related to the restructuring. The Company also recorded a $1.1 million charge within cost of goods sold related to inventory that was considered obsolete based upon the restructuring plan.

     During the fourth quarter of 2002, the Company completed an auction to sell equipment held for sale resulting from the restructuring. The auction resulted in significantly higher proceeds than the Company had anticipated in the third quarter of 2002. Accordingly, a credit of $3.6 million was recorded as an offset to the restructuring charge in the fourth quarter of 2002. Assets held for sale on the balance sheet represent equipment that the Company continues to attempt to sell, written down to its estimated fair value. The Company also amended its corporate lease agreement during the fourth quarter of 2002, which resulted in an increase to the facilities charge of $300,000. The facilities charge contains estimates based upon the Company's potential to sublease a portion of its corporate office for a portion of the remaining lease term. Actual results may differ from these estimates, which could require adjustments to the restructuring accrual in future periods.

     The following table shows the components of the restructuring and other charges and changes in the restructuring accrual through December 31, 2002. The remaining facilities balance of $2.1 million included in the restructuring accrual is primarily related to rent payments on non-cancelable leases, net of estimated sublease income, which will continue to be paid over the respective lease terms through 2011. The current portion of the accrual is included in accrued expenses and other liabilities on the balance sheet and the long-term portion is

                         THIRD WAVE TECHNOLOGIES, INC.

included in other liabilities. The other component of the restructuring accrual mainly represents amounts owed resulting from the termination of non-cancelable purchase orders for equipment.

                                             EQUIPMENT AND
                                               LEASEHOLD
                                             IMPROVEMENTS    PREPAYMENT
                                FACILITIES     DISPOSALS     PENALTIES      OTHER        TOTAL
                                ----------   -------------   ----------   ---------   ------------
Charge in September 2002......  $2,165,652   $ 10,788,885    $ 494,930    $ 859,888   $ 14,309,355
Payments made.................    (312,400)            --     (469,300)          --       (781,700)
Non-cash charges..............          --    (10,788,885)     (25,630)    (140,290)   (10,954,805)
Adjustments to the September
  2002 charge in the fourth
  quarter of 2002.............     304,786     (3,612,890)          --       85,982     (3,222,122)
Non-cash credit...............          --      3,612,890           --           --      3,612,890
                                ----------   ------------    ---------    ---------   ------------
Accrued restructuring balance
  at December 31, 2002........  $2,158,038   $         --    $      --    $ 805,580   $  2,963,618
                                ==========   ============    =========    =========   ============

9.  LICENSE AGREEMENTS

     The Company entered into an exclusive license agreement (research license) in March 1994 to make, use and sell products utilizing the licensed patents in the research market. Under the research license, the Company is required to pay a royalty at a rate not to exceed a certain percentage of the selling price on licensed component sales. There have been no sales of licensed components through December 31, 2002. The research license will continue until the licensed patents expire or until the agreement is terminated by either party, whichever is earlier, as defined in the agreement. The Company also entered into an equity agreement with the licensor in March 1994 whereby it issued 115,200 shares of common stock in exchange for the research license and diagnostic market option, which is an exclusive license agreement to make, use and sell products utilizing the licensed patents in the diagnostic market. In October 1998, the Company issued 103,200 shares to the licensor to exercise the diagnostic market option. The shares issued in 1994 and 1998 were valued at amounts considered to approximate the fair value of common stock at the time of each issuance.

     Under this agreement, the Company granted the licensor a put option to sell a specified number of shares back to the Company anytime after March 1, 1998. The total number of shares that can be put to the Company cannot exceed the number of shares necessary to achieve a purchase price of $200,000. At December 31, 2002, the price per share to be paid if the put option is exercised is $3.37. Accordingly, the Company has classified $200,000 of additional paid-in capital outside of shareholders' equity in the accompanying balance sheets.

     In October 2001, the Company entered into a development, license and supply agreement with RIKEN, Inc. (RIKEN). The Company licensed certain patent rights relating to polymorphism genes that encode drug metabolizing enzymes from RIKEN for a nonrefundable fee which is being amortized over its estimated useful life (7.5 years). The Company also pays royalties based upon net sales of licensed products in exclusive and nonexclusive territories.

10.  COLLABORATIVE AGREEMENTS

     In August 1997, the Company entered into a product development and marketing agreement with Endogen Corporation (Endogen), a leading manufacturer and distributor of reagents supplied to the research market.

     Endogen received from the Company an exclusive license to develop and market unregulated nonhuman cytokine and chemokine tests to the life science research and pharmacogenomics markets. The Company

                         THIRD WAVE TECHNOLOGIES, INC.

retained all rights to regulated product applications which are developed as a result of the agreement. Initial products were shipped to Endogen in 1999. In addition to the retained rights to regulated product applications, the Company obtained a commitment to receive funding of 50 percent of expenditures incurred in the development of the gene expression monitoring tests, to a maximum of $1,050,000, paid over a 36-month period which commenced December 1, 1997, based upon a predetermined schedule of employment and work load sharing. The Company terminated the product development and marketing agreement on January 21, 2000, agreeing to pay $8,000,000 to Endogen, consisting of $2,000,000 in cash and $6,000,000 payable under a three-year note bearing interest at 6%. The $8,000,000 was initially capitalized as an intangible asset (i.e., reacquired marketing and distribution rights) in connection with a pending merger with another company. However, the pending merger transaction was terminated in May 2000, which triggered an impairment evaluation of the intangible asset. The impairment evaluation resulted in the recognition of a $5,788,889 impairment loss.

     In December 2000, the Company entered into a development and commercialization agreement with BML, Inc. (BML). Under this agreement, the Company is developing assays in accordance with a mutually agreed development program for use in clinical applications by BML; such development is expected to be complete by the end of 2003.

     The agreement may be terminated by BML on six months written notice given on or after June 30, 2003. In 2000, BML paid the Company a nonrefundable fee of $3 million, which is being recognized as revenue on a straight-line basis over the expected term of development services being performed by the Company. The Company recorded revenue from BML of $1,000,000, $1,000,000 and $83,333 in 2002, 2001 and 2000, respectively. The Company deferred revenue recognition of $916,667 at December 31, 2002. Additionally, in 2002 and 2001, BML paid the Company $642,000 and $2,000,000 for specified services performed in these respective years, which was recognized as revenue as the services were performed.

     On October 16, 2002, the Company entered into a license and supply agreement with Aclara Biosciences, Inc. (Aclara) under which Aclara has the non-exclusive right to incorporate the Company's Invader(TM) technology and Cleavase(R) enzyme with Aclara's eTag(TM) technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In exchange, Aclara made certain upfront payments and will make royalty payments to the Company on sales of eTag-Invader gene expression assays. The Company has also provided Aclara with certain manufacturing materials for use in manufacturing Invader products. In connection with this agreement, the Company recorded revenue of $1,500,000 in 2002 related to the license granted to Aclara. In addition, $2,780,000 of revenue was recognized for product shipped to Aclara during 2002.

11.  401(K) PLAN

     The Company has a 401(k) savings plan (the Plan) which covers substantially all employees. Through September 30, 2000, the Plan did not allow for Company contributions. Effective October 1, 2000, the Plan provides for Company contributions of 50% of employee contributions up to 6% of their compensation. Company contributions to the plan were approximately $331,000, $316,000 and $64,000 in 2002, 2001 and 2000, respectively.

12.  TERMINATION OF MERGER

     In January 2000, the Company entered into an agreement to merge with Applied Biosystems. In May 2000, the Company and Applied Biosystems agreed to terminate the merger agreement. Merger related costs charged to expense were $833,254 in 2000.

                         THIRD WAVE TECHNOLOGIES, INC.

13.  LITIGATION SETTLEMENT

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

14.  SEGMENT DISCLOSURE

     The Company operates in one industry segment. Product revenues to international end-users accounted for 70%, 87% and 82% of product revenues in 2002, 2001 and 2000, respectively. All customers were billed in U.S. dollars during 2000. At December 31, 2002 and 2001, $695,000 and $91,907, respectively, of receivables are denominated in Yen. Product revenues by geographic area for the years ended December 31, 2002, 2001 and 2000, were as follows:

                                                   2002          2001          2000
                                                -----------   -----------   -----------
United States.................................  $ 8,700,680   $ 3,868,909   $ 1,936,738
Japan.........................................   19,865,716    26,386,919     7,848,699
Other.........................................      314,546       149,227     1,106,002
                                                -----------   -----------   -----------
                                                $28,880,942   $30,405,055   $10,891,439
                                                ===========   ===========   ===========

                         THIRD WAVE TECHNOLOGIES, INC.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following sets forth selected quarterly financial and stock price information for the years ended December 31, 2002 and 2001 (in thousands). The operating results are not necessarily indicative of results for any future period.

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
2002:
  Net revenues...........................  $10,127    $ 9,588    $   5,023      $   7,617
  Gross margin...........................    2,450      2,986          603          4,996
  Net loss...............................   (7,318)    (6,128)     (26,932)(1)       (486)(2)
  Basic and diluted net loss per share...  $ (0.19)   $ (0.16)   $   (0.68)     $   (0.01)
  Common stock price per share:
     High................................  $  7.65    $  4.31    $    2.35      $    3.11
     Low.................................     3.09       2.13         1.35           1.32
2001:
  Net revenues...........................  $11,173    $ 8,694    $   8,188      $   6,038
  Gross margin (loss)....................    1,086      1,836        1,823         (3,399)
  Net loss...............................   (5,865)    (6,632)      (7,418)       (16,877)(3)
  Basic and diluted net loss per share...  $ (0.20)   $ (0.17)   $   (0.19)     $   (0.44)
  Common stock price per share:
     High................................    11.00      11.00        10.19           8.85
     Low.................................     5.38       5.10         5.01           6.26

     Common stock price per share is not presented from January 1, 2001 to February 8, 2001, because the common stock was not yet publicly traded.

          (1) Net loss during the quarter ended September 30, 2002, included an increase in the reserve for excess and obsolete inventory of $1,134,000 (see Note 8) (classified in cost of goods sold); a restructuring charge of $14,309,000 (see Note 8) and an impairment loss of $4,810,000 (see Note 2).

          (2) Net loss during the quarter ended December 31, 2002, included a reduction in the restructuring charge recorded in the quarter ended September 30, 2002 of $3,222,000 (see Note 8).

          (3) Net loss during the quarter ended December 31, 2001, included an increase in the reserve for excess and obsolete inventory of $2,180,000 (classified in cost of goods sold) and an equipment impairment charge of $2,970,000 (classified in general and administrative expenses).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates by reference the information required by this Item from the Company's definitive proxy statement for its annual meeting of shareholders scheduled to be held on June 10, 2003 (the "Proxy Settlement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company incorporates by reference the information required by this Item from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The Company incorporates by reference the information required by this Item from the Proxy Statement.

     Information required with respect to the securities authorized for issuance under the Company's equity compensation plans, including plans that have previously been approved by the Company's stockholders and plans that have not previously been approved by the Company's stockholders, will be set forth in the Proxy Statement, and such information is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates by reference the information required by this Item from the Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

     The Company's management, including its chief executive officer and chief financial officer, have, within 90 days prior to the date of this annual report, conducted an evaluation of effectiveness of the Company's disclosure controls and procedures pursuant to the Rule 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as a Part of this Report.

        1. Financial Statements. The financial statements required to be filed as part of this Report are listed on page 34.

        2. Financial Statement Schedules. The financial statement schedules required to be filed as part of this Report are listed on page 34.

        3. Exhibits. The exhibits required to be filed as a part of this Report are listed in the Exhibit Index.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

                                          THIRD WAVE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:        /s/ LANCE FORS
                                            ------------------------------------
                                                         Lance Fors
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     We, the undersigned directors and executive officers of Third Wave Technologies, Inc., hereby severally constitute and appoint of John A. Comerford our true and lawful attorney and agent, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K of Third Wave Technologies, Inc. filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K. Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on dates indicated.

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----
           /s/ LANCE FORS               President, Chief Executive Officer     March 31, 2003
-------------------------------------              and Director
             Lance Fors

           /s/ JOHN PUISIS                            COO/CFO                  March 31, 2003
-------------------------------------      (Principal Financial Officer)
             John Puisis

           /s/ DAVID NUTI                     VP Finance & Operations          March 31, 2003
-------------------------------------     (Principal Accounting Officer)
             David Nuti

        /s/ GORDON F. BRUNNER                        Director                  March 27, 2003
-------------------------------------
          Gordon F. Brunner

        /s/ G. STEVEN BURRILL                        Director                  March 26, 2003
-------------------------------------
          G. Steven Burrill

           /s/ TOM DANIEL                            Director                  March 28, 2003
-------------------------------------
             Tom Daniel

            /s/ SAM ELETR                            Director                  March 28, 2003
-------------------------------------
              Sam Eletr

       /s/ KENNETH R. MCGUIRE                        Director                  March 29, 2003
-------------------------------------
         Kenneth R. McGuire

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----

            /s/ JOHN NEIS                            Director                  March 28, 2003
-------------------------------------
              John Neis

         /s/ LLOYD M. SMITH                          Director                  March 27, 2003
-------------------------------------
           Lloyd M. Smith

        /s/ DAVID A. THOMPSON                        Director                  March 27, 2003
-------------------------------------
          David A. Thompson

                                 CERTIFICATIONS

     I, Lance Fors, Chief Executive Officer of Third Wave Technologies, Inc. (the "registrant") certify that:

          1. I have reviewed this Annual Report on Form 10-K of the registrant;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:        /s/ LANCE FORS
                                            ------------------------------------
                                                        Lance Fors,
                                                  Chief Executive Officer

Date: March 31, 2003

                                 CERTIFICATIONS

     I, John Puisis, Chief Financial Officer of Third Wave Technologies, Inc. (the "registrant") certify that:

          1. I have reviewed this Annual Report on Form 10-K of the registrant;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:        /s/ JOHN PUISIS
                                            ------------------------------------
                                                        John Puisis
                                                  Chief Financial Officer

Date: March 31, 2003

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

EXHIBIT
  NO.                    DESCRIPTION                       INCORPORATED BY REFERENCE TO
-------                  -----------                       ----------------------------
 3.1       Amended and Restated Certificate of       Exhibit 3.1(b) to the Registrant's
           Incorporation of the Registrant, dated    Registration Statement on Form S-1,
           as of August 16, 2000                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
 3.2       Amended and Restated Bylaws of the        Exhibit 3.2(b) to the Registrant's
           Registrant, dated as of February 9, 2001  Registration Statement on Form 8-A, File
                                                     No. 000-31745, filed on November 30,
                                                     2001
 4.1       Investors' Rights Agreement, dated as of  Exhibit 4.2 to the Registrant's
           July 24, 2000                             Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
 4.2       Rights Agreement between the Registrant   Exhibit 4.9 to the Registrant's
           and EquiServe Trust Company N.A., dated   Registration Statement on Form 8-A, File
           as of October 24, 2001                    No. 000-31745, filed on November 30,
                                                     2001
 4.3       Amendment No. 1 to the Rights Agreement   Exhibit 4.2 to the Registrant's
           between the Registrant and EquiServe      Registration Statement on Form 8-A/A,
           Trust Company N.A., dated February 18,    File No. 000-31745, filed on February
           2003                                      19, 2003
10.1***    Incentive Stock Option Plan               Exhibit 10.1 to the Registrant's
                                                     Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
10.2***    1997 Incentive Stock Option Plan          Exhibit 10.2 to the Registrant's
                                                     Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
10.3***    1997 Nonqualified Stock Option Plan       Exhibit 10.3 to the Registrant's
                                                     Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
10.4***    1998 Incentive Stock Option Plan          Exhibit 10.4 to the Registrant's
                                                     Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
10.5***    1999 Incentive Stock Option Plan          Exhibit 10.5 to the Registrant's
                                                     Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
10.6***    1999 Nonqualified Stock Option Plan       Exhibit 10.6 to the Registrant's
                                                     Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended

EXHIBIT
  NO.                    DESCRIPTION                       INCORPORATED BY REFERENCE TO
-------                  -----------                       ----------------------------
10.7***    2000 Stock Plan                           Exhibit 10.7 to the Registrant's
                                                     Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
10.8***    2000 Employee Stock Purchase Plan         Exhibit 10.8 to the Registrant's
                                                     Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
10.9***    Form of Director and Executive Officer    Exhibit 10.9 to the Registrant's
           Indemnification Agreement                 Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
10.10**    Lease Agreement, dated as of April 1,     Exhibit 10.18 to the Registrant's
           1997, between the Registrant and          Registration Statement on Form S-1,
           University Research Park Facilities       Registration No. 333-42694, filed on
           Corp. and amendment, dated as of          July 31, 2000, as amended
           September 1, 2001
10.11**    Amendment to Lease between Registrant
           and University Research Park Facilities
           Corp. dated as of September 1, 2002
10.12      Lease, dated as of October 30, 2000,      Exhibit 10.25 to the Registrant's
           between the Registrant and LCB, LLC       Registration Statement on Form S-1,
                                                     Registration No. 333-42694, filed on
                                                     July 31, 2000, as amended
10.13      Development and Commercialization         Exhibit 10.26 to the Registrant's
           Agreement, dated as of December 29,       Registration Statement on Form S-1,
           2000, between the Registrant and BML,     Registration No. 333-42694, filed on
           Inc.                                      July 31, 2000, as amended
10.14      License Agreement dated as of October
           15, 2002 between Registrant and Aclara
           Biosciences, Inc.
21**       List of Subsidiaries
23**       Consent of Ernst & Young LLP
24**       Powers of Attorney (contained in the
           signature page hereto)
99.1**     Certification of the Chief Executive
           Officer Pursuant to Section 1350 of
           Chapter 63 of Title 18 of the United
           States Code, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of
           2002
99.2**     Certification of the Chief Financial
           Officer Pursuant to Section 1350 of
           Chapter 63 of Title 18 of the United
           States Code, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of
           2002

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                 ADDITIONS
                                                  BALANCE AT      CHARGED
                                                  BEGINNING    (CREDITED) TO      (1)       BALANCE AT
DESCRIPTION                                        OF YEAR        EXPENSE      DEDUCTIONS   END OF YEAR
-----------                                       ----------   -------------   ----------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts receivable:
  2000..........................................    $   56        $    3         $    0       $   59
                                                    ======        ======         ======       ======
  2001..........................................    $   59        $  116         $    0       $  175
                                                    ======        ======         ======       ======
  2002..........................................    $  175        $  455         $  165       $  465
                                                    ======        ======         ======       ======
Allowance for excess and obsolete inventory:
  2000..........................................    $  155        $  105         $    0       $  260
                                                    ======        ======         ======       ======
  2001..........................................    $  260        $2,420         $    0       $2,680
                                                    ======        ======         ======       ======
  2002..........................................    $2,680        $2,015         $1,645       $3,050
                                                    ======        ======         ======       ======

---------------

(1) Represents amounts written off or disposed, net of recoveries.