Form 10-Q
period 2003-03-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2003-05-15
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003 OR

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of March 31, 2003, was 39,569,174.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
PART I FINANCIAL INFORMATION .......................................................................      1

     Item 1.Consolidated Financial Statements ......................................................      1


         Consolidated Balance Sheets as of March 31, 2003 and December 31,
         2002 ......................................................................................      1

         Consolidated Statements of Operations for the three months ended
         March 31, 2003 and 2002 ...................................................................      2

         Consolidated Statements of Cash Flows for the three months ended March 31, 2003
         and 2002 ..................................................................................      3

         Notes to Consolidated Financial Statements ................................................      4

     Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations .....................................................................      8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ............................     12


       Item 4. Controls and Procedures .............................................................     12

PART II  OTHER INFORMATION .........................................................................     14

     Item 1. Legal Proceedings .....................................................................     14

     Item 2. Changes In Securities And Use Of Proceeds .............................................     14

     Item 3. Defaults Upon Senior Securities .......................................................     14

     Item 4. Submission Of Matters To A Vote Of Security Holders ...................................     14

     Item 5. Other Information .....................................................................     15

     Item 6. Exhibits And Reports On Form 8-K ......................................................     15

SIGNATURES .........................................................................................     16

CERTIFICATION ......................................................................................     17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                           MARCH 31, 2003
                                ASSETS                                       (UNAUDITED)       DECEMBER 31, 2002
                                                                           ----------------    ------------------
Current assets:
  Cash and cash equivalents                                                $     48,338,378    $       49,301,501
  Short-term investments                                                         10,965,000            11,013,000
  Receivables, net of allowance for doubtful accounts of $660,475 and
     $465,000 at March 31, 2003 and December 31, 2002, respectively               1,555,881             2,724,856
  Inventories                                                                     1,830,075             1,660,344
  Prepaid expenses and other                                                      1,090,884             1,145,687
                                                                           ----------------    ------------------
Total current assets                                                             63,780,218            65,845,388
Equipment and leasehold improvements
  Machinery and equipment                                                        18,475,728            18,449,319
  Leasehold improvements                                                          2,091,457             2,091,457
                                                                           ----------------    ------------------
                                                                                 20,567,185            20,540,776
    Less accumulated depreciation                                                10,234,609             9,617,330
                                                                           ----------------    ------------------
                                                                                 10,332,576            10,923,446

Assets held for sale                                                                336,000               336,000
Intangible assets, net of accumulated amortization                                6,779,688             7,155,876
Indefinite lived intangible assets                                                1,007,411             1,007,411
Goodwill                                                                            489,873               489,873
Other assets                                                                      3,300,013             3,465,244
                                                                           ----------------    ------------------

         Total assets                                                      $     86,025,779    $       89,223,238
                                                                           ================    ==================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $      7,836,309    $        7,088,962
  Accrued payroll and related liabilities                                         1,600,774             2,260,563
  Other accrued liabilities                                                       1,941,883             2,517,315
  Deferred revenue                                                                  770,664               945,664
   Long-term debt due within one year                                             9,508,760             9,515,152
                                                                           ----------------    ------------------
Total current liabilities                                                        21,658,390            22,327,656

Long-term debt                                                                       13,333                13,333
Other liabilities                                                                 1,733,739             1,595,181

Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value,
     10,000,000 shares authorized, 0 shares issued and outstanding                        0                     0
  Common stock, $.001 par value, 100,000,000 shares authorized,
     39,569,174 and 39,559,574 shares issued and outstanding,
     respectively                                                                    39,569                39,560
  Additional paid-in capital                                                    191,557,371           191,581,136
  Unearned stock compensation                                                      (336,657)             (618,246)
  Accumulated other comprehensive loss                                                 (759)                    0
  Accumulated deficit                                                          (128,639,207)         (125,715,382)
                                                                           ----------------    ------------------

         Total shareholders' equity                                              62,620,317            65,287,068
                                                                           ----------------    ------------------

         Total liabilities and shareholders' equity                        $     86,025,779    $       89,223,238
                                                                           ================    ==================

                See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                      2003              2002
                                                 --------------    --------------
Revenues:
   Product                                       $    8,185,737    $    9,494,759
   Development                                          250,000           376,666
   Grant                                                 30,582           256,202
   License and Royalty                                   25,572                 0
                                                 --------------    --------------
                                                      8,491,891        10,127,627
                                                 --------------    --------------

Operating expenses:
   Cost of goods sold
      Product cost of goods sold                      2,712,983         7,194,817
      Intangible amortization                           376,188           482,640
                                                 --------------    --------------
   Total cost of goods sold                           3,089,171         7,677,457

   Research and development                           2,669,507         4,446,782
   Selling and marketing                              2,354,123         2,613,674
   General and administrative                         3,407,358         2,710,878
                                                 --------------    --------------

Total operating expenses                             11,520,159        17,448,791
                                                 --------------    --------------

Loss from operations                                 (3,028,268)       (7,321,164)

Other income (expense):
   Interest income                                      170,795           299,118
   Interest expense                                     (92,083)         (355,457)
   Other                                                 25,731            59,262
                                                 --------------    --------------
                                                        104,443             2,923
                                                 --------------    --------------

Net loss                                         $   (2,923,825)   $   (7,318,241)
                                                 ==============    ==============

Net loss per share - basic and diluted           $        (0.07)   $        (0.19)

Weighted average shares outstanding, basic
   and diluted                                       39,564,054        39,379,511

See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                     Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ----------------------------
                                                                         2003            2002
                                                                     ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                             $ (2,923,825)   $ (7,318,241)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                          775,490       2,333,516
   Amortization of intangible assets                                      376,188         709,254
   Noncash stock compensation                                             235,273         412,012
   (Gain) loss on disposal of equipment                                       769         (63,328)
   Amortization of deferred gain                                                0          (8,951)
   Changes in operating assets and liabilities:
      Receivables                                                       1,168,216      (3,305,772)
      Inventories                                                        (169,731)      1,702,369
      Prepaid expenses and other assets                                   109,318         559,753
      Accounts payable                                                    747,347         834,115
      Accrued expenses and other liabilities                           (1,096,663)       (132,525)
      Deferred revenue                                                   (175,000)       (392,491)
                                                                     ------------    ------------
Net cash used in operating activities                                    (952,618)     (4,670,289)
                                                                     ------------    ------------

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                         (86,523)     (1,178,659)
Proceeds on sale of equipment                                              11,850          67,250
Sales and maturities of short-term investments                             48,000               0
                                                                     ------------    ------------
Net cash provided by (used in) investing activities                       (26,673)     (1,111,409)
                                                                     ------------    ------------

FINANCING ACTIVITIES:
Payments on long-term debt                                                 (6,392)       (625,551)
Proceeds from common stock, net                                            22,560          27,213
Payments on capital lease obligations                                           0        (391,193)
                                                                     ------------    ------------
Net cash provided by (used in) financing activities                        16,168        (989,531)
                                                                     ------------    ------------
Net change in cash and cash equivalents                                  (963,123)     (6,771,229)
Cash and cash equivalents at beginning of period                       49,301,501      73,131,123
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $ 48,338,378    $ 66,359,894
                                                                     ============    ============


See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002
                                   (unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Third Wave Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.

(2)  Net Loss Per Share

In accordance with accounting principles generally accepted in the United States, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Shares associated with stock options are not included because they are antidilutive for the periods presented.

(3) Stock-Based Compensation

    Third Wave has stock-based employee compensation plans. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plans.

    Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, our SFAS No. 123 pro forma net loss and net loss per share would have been as follows:

                                    FOR THREE MONTH ENDED MARCH 31,
                                        2003              2002
                                   --------------    --------------
Net loss, as reported              $   (2,923,825)   $   (7,318,241)

Add:  Stock based compensation,
   as reported                            235,273           412,012

Less: Stock-based compensation,
   using fair value method             (1,036,601)         (865,555)
                                   --------------    --------------
Pro forma net loss                 $   (3,725,153)   $   (7,771,784)

Net loss per share, basic and
   diluted, as reported            $        (0.07)   $        (0.19)

Pro forma net loss per share,
   basic and diluted               $        (0.09)   $        (0.20)


(4)  Inventories

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consists of the following:

                                                 March 31,        December 31,
                                                   2003              2002
                                               --------------    --------------
Raw material                                   $    3,928,858    $    4,253,090
Finished goods and work in process                    412,547           457,254
Reserve for excess and obsolete inventory          (2,511,330)       (3,050,000)
                                               --------------    --------------

Total inventories                              $    1,830,075    $    1,660,344
                                               ==============    ==============


 (5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                                      Three months ended
                                          March 31,
                                       2003        2002
                                   ----------   ----------
Cost of goods sold                 $   55,652   $   75,871
Research and development               12,772       40,447
Selling and marketing                   3,220       16,808
General and administrative            163,629      278,886
                                   ----------   ----------

    Total stock compensation       $  235,273   $  412,012
                                   ==========   ==========

 (6) Derivative Instruments

We sell products in a number of countries throughout the world. In the quarter ending March 31, 2003, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. There were no contracts outstanding at March 31, 2003. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.


(7) Goodwill and Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

    In connection with the adoption of SFAS No. 142, we completed the first step of the transitional impairment test of goodwill, which required us to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, it was concluded that no impairment existed at the time of adoption, and accordingly, we did not recognize any transitional impairment loss for goodwill. For intangible assets with indefinite lives, the fair values of these assets were compared to their carrying values as of January 1, 2002, also resulting in no transitional impairment.

    We completed the annual impairment tests as of September 30, 2002. For goodwill, this analysis is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The fair value of the reporting units was determined using a combination of discounted cash flows method and other common valuation methodologies. For intangible assets with indefinite lives, the fair values of these assets were compared to their carrying values. Based on the analyses, we determined that goodwill and intangible assets deemed to have indefinite lives were impaired and accordingly, recognized an impairment charge of $4,676,902 (Goodwill -- $4,210,313, Indefinite-lived intangible assets -- $466,589).

    Identifiable intangible assets with indefinite lives consist of the following:


                           MARCH 31,     DECEMBER 31,
                             2003           2002
                         ------------    ------------
Technology license       $  1,053,000    $  1,053,000
Impairment charge            (137,172)       (137,172)

Trademark                     421,000         421,000
Impairment charge            (329,417)       (329,417)
                         ------------    ------------
                         $  1,007,411    $  1,007,411
                         ============    ============

    Amortizable intangible assets consist of the following:

                                               MARCH 31, 2003                   DECEMBER 31, 2002
                                     --------------------------------   --------------------------------
                                         GROSS                             GROSS
                                        CARRYING        ACCUMULATED       CARRYING         ACCUMULATED
                                         AMOUNT         AMORTIZATION       AMOUNT          AMORTIZATION
                                     --------------    --------------   --------------    --------------
Costs of settling patent
  litigation .....................   $   10,533,248    $    3,753,560   $   10,533,248    $    3,377,372
Reacquired marketing and
  distribution rights ............        2,211,111         2,211,111        2,211,111         2,211,111
Customer agreements ..............          171,000            38,000          171,000            38,000
Impairment charge -- Customer
  agreements .....................         (133,000)               --         (133,000)               --
                                     --------------    --------------   --------------    --------------
                                     $   12,782,359    $    6,002,671   $   12,782.359    $    5,626,483
                                     ==============    ==============   ==============    ==============

(8) Restructuring and Impairment of Long Lived Assets

    During the third quarter of 2002, we announced a restructuring plan designed to simplify product development and manufacturing operations and reduce operating expenses. The restructuring charges recorded were determined based upon plans submitted by the management and approved by the Board of Directors using information available at the time. The restructuring charge of $11.1 million in 2002 included $2.5 million for the consolidation of facilities, $500,000 for prepayment penalties mainly under capital lease arrangements, an impairment charge of $7.2 million for abandoned leasehold improvements and equipment to be sold or abandoned and $945,000 of other costs related to the restructuring. We also recorded a $1.1 million charge within cost of goods sold related to inventory that was considered obsolete based upon the restructuring plan.

    Assets held for sale on the balance sheet represent equipment that we continue to attempt to sell, written down to its estimated fair value. The facilities charge contains estimates based upon our potential to sublease a portion of the corporate office for a portion of the remaining lease term. Actual results may differ from these estimates, which could require adjustments to the restructuring accrual in future periods.

    The following table shows the components of the restructuring and other charges and changes in the restructuring accrual through March 31, 2003. The remaining facilities balance of $1.9 million included in the restructuring accrual is primarily related to rent payments on non-cancelable leases, net of estimated sublease income, which will continue to be paid over the respective lease terms through 2011. The other component of the restructuring accrual mainly represents amounts owed resulting from the termination of non-cancelable purchase orders for equipment. The current portion of the accrual is included in "Other accrued liabilities" on the balance sheet and the long-term portion is included in "Other liabilities."

                                      FACILITIES        OTHER            TOTAL
Accrued restructuring balance at     $  2,158,038    $    805,580    $  2,963,618
December 31, 2002

Payments made                            (240,944)       (749,608)       (990,552)
                                     ------------    ------------    ------------

Accrued restructuring balance at
March 31, 2003                       $  1,917,094    $     55,972    $  1,973,066
                                     ============    ============    ============




(9) Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.


OVERVIEW

Third Wave Technologies, Inc. is a leading genetic analysis products company. We believe our proprietary Invader technology platform is easier to use, more accurate and cost-effective, and enables higher testing throughput than conventional methods based on polymerase chain reaction, or PCR. These and other advantages conferred by our technology platform are enabling us to continue to successfully serve select research customers, while focusing the majority of our commercial effort on the rapidly growing, high-value clinical molecular diagnostic market.

More than 100 clinical molecular diagnostic laboratory customers are using Third Wave's products in routine patient care. Our research customer base includes the most notable genome research projects in the world, including the Japanese government's SNP Initiative and that government's share of the International Haplotype Map Project. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.

Third Wave markets a growing number of products including analyte-specific reagents (ASRs) for routine clinical use. These ASRs allow certified clinical reference laboratories to create assays to screen for cystic fibrosis and other inherited disorders, and to test for the Factor V Leiden and a host of other mutations associated with predisposition to cardiovascular and other diseases. We also market a series of Invader RNA Assays for measuring expression levels of an extensive number of genes with proven clinical relevance.

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

LONG-LIVED ASSETS -- IMPAIRMENT

    Equipment, leasehold improvements and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, if the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. For assets removed from service and held for sale, we estimate the fair market value of such assets and record an adjustment if fair value less costs to sell is lower than carrying value.

DERIVATIVE INSTRUMENTS

    We sell products in a number of countries throughout the world. During 2003 and 2002, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were no contracts outstanding at March 31, 2003. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

INVENTORIES -- SLOW MOVING AND OBSOLESCENCE

    Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At March 31, 2003, our inventory reserves were $2.5 million, or 58% of our $4.3 million total gross inventories.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

REVENUES. Revenues for the three months ended March 31, 2003 of $8.5 million represents a decrease of $1.6 million as compared to revenues of $10.1 million for the corresponding period of 2002.

Product revenues decreased to $8.2 million for the quarter ended March 31, 2003, from $9.5 million in the quarter ended March 31, 2002. The decrease in product sales during the three months ending March 31, 2003 resulted from lower research product sales, primarily due to the conclusion of the initial phase of the Japanese Millenium Project in mid year 2002.

Development revenues decreased to $0.3 million for the three months ended March 31, 2003, from $0.4 million for the three months ended March 31, 2002. The decrease was primarily due to a decrease in funding amounts per our development and commercialization agreement with BML, Inc (BML). Under the agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of 2003.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended March 31, 2003, cost of goods sold decreased to $3.1 million, compared to $7.7 million for the corresponding period of 2002. The decrease was due to lower volume, lower variable costs achieved by improved operational efficiencies, and lower fixed costs as a result of the restructuring that occurred in the third quarter of 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended March 31, 2003 were $2.7 million, compared to $4.4 million for the corresponding period of 2002. The decrease in research and development expenses was primarily attributable to decreased material costs for assay and product development and a decrease in fees paid for consulting, development, and other services.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended March 31, 2003 were $2.4 million, a decrease of $0.2 million, as compared to $2.6 million for the corresponding period of 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $3.4 million in the three months ended March 31, 2003, from $2.7 million for the corresponding period in 2002. The increase is due to an increase in legal fees primarily related to litigation. (See Part II, Item 1 of this quarterly report).

INTEREST INCOME. Interest income for the three months ended March 31, 2003 was $0.2 million, compared to $0.3 million for the corresponding period of 2002. This decrease was primarily due to lower interest rates and lower cash balances compared to the three months ending March 31, 2002.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2003 was approximately $0.1 million, compared to $0.4 million in the corresponding period in 2002. The decrease in interest expense was due to lower interest rates on debt.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of March 31, 2003, we had cash and cash equivalents and short-term investments of $59.3 million.

    Net cash used in operations for the three months ended March 31, 2003 was $1.0 million, compared with $4.7 million in the corresponding period in 2002. The decrease in cash used in operations was primarily due to lower operating losses.

    Net cash used in investing activities for the three months ended March 31, 2003 was less than $0.1 million, compared to $1.1 million in the corresponding period in 2002. Investing activities included capital expenditures of $87,000 in the three months ended March 31, 2003, compared to $1.2 million in the corresponding period in 2002. Capital expenditures during 2002 were higher due to investments in production and lab equipment.

    Net cash provided by financing activities was $16,000 in the three months ended March 31, 2003, compared to net cash used in financing activities of $1.0 million in 2002. Cash used in financing activities in the three months ending March 31, 2003 consisted of $6,000 to repay debt, compared to $0.6 million in the corresponding period in 2002. Additionally, in the three months ending March 31, 2002, $0.4 million was used for capital lease obligation payments. During 2002, we entered into a term loan agreement due on July 31, 2003 to pay off the then existing debt and capital lease obligations. The term loan is collateralized with a 12-month certificate of deposit.

    The following summarizes our contractual obligations at March 31, 2003 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                 TOTAL      LESS THAN      YEARS        YEARS        OVER
                                             1 YEAR        1 - 3        4 - 5       5 YEARS
                               ----------   ----------   ----------   ----------   ----------
CONTRACTUAL OBLIGATION

Non-cancelable operating
lease obligations              $   19,032   $    1,753   $    3,916   $    4,530   $    8,834

Term loan                           9,522        9,509           13           --           --
                               ----------   ----------   ----------   ----------   ----------

Total obligation               $   28,554   $   11,262   $    3,929   $    4,530   $    8,834
                               ----------   ----------   ----------   ----------   ----------

As of December 31, 2002, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $103 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering in February 2001.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including its chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures within the 90-day period prior to the filing of this report, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Overview" and "Risk Factors" sections of our annual report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - With the exception of the matters identified below, there are no material legal proceedings pending. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

         On September 6, 2002 the Company filed a patent infringement action against Eragen Biosciences, Inc. in the United States District Court for the Western District of Wisconsin. The complaint alleges that the defendant is infringing certain claims of the Company's U.S. Patent No. 6,348,314 entitled "Invasive cleavage of nucleic acids" and U.S. Patent No. 6,090,543 entitled "Cleavage of nucleic acids" based on Eragen's development and sale of products known as "Gene-Code" or similar technologies or products. The defendants answered the complaint on October 8, 2002 and asserted a counterclaim seeking declaratory judgment that Eragen has not infringed any valid claims of the Company patents at issue. On April 9, 2003, the Company and Eragen settled the litigation. Under the terms of the settlement agreement, Eragen agreed to cease and desist from the development and sale of certain Gene Code products and technologies and further agreed not to use or develop products or technologies employing invasive cleavage technologies. Eragen also agreed to a nonmaterial payment of cash to the Company. The Company agreed to dismiss the lawsuit against Eragen and issued a covenant not to sue under certain Company patents.


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

                  From the time of receipt through March 2003, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $12.1 million for general corporate purposes, including working capital and research and development activities.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits, furnished:

         (b) Reports on Form 8-K filed during the three months ended March 31, 2003: The registrant filed a Current Report on Form 8-K dated February 18, 2003 reporting, under Items 5 and 7 of Form 8-K, an amendment to the Stock Rights Agreement between the registrant and Equiserve Trust Company N.A., as rights agent.

         (c) Exhibit 99.1 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

         (d) Exhibit 99.2 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THIRD WAVE TECHNOLOGIES, INC.


Date: May 15, 2003             By: /s/ Lance Fors
                                  --------------------------------
                               Lance Fors, CEO

Date: May 15, 2003             By: /s/ John Puisis
                                  --------------------------------
                               John Puisis, CFO

                                  CERTIFICATION


I, Lance Fors, CEO of Third Wave Technolgies, Inc. (the "registrant"), certify that:

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

Date:  May 15, 2003


                                  /s/ Lance Fors
                                  ----------------------
                                  Lance Fors, CEO

                                  CERTIFICATION


I, John Puisis, CFO of Third Wave Technolgies, Inc. (the "registrant"), certify that:

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

Date:  May 15, 2003


                                     /s/ John Puisis
                                     ----------------------------
                                     John Puisis, CFO