Form 10-Q
period 2003-06-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2003-08-14
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________ to ________.

                        COMMISSION FILE NUMBER: 000-31745

                          THIRD WAVE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                         39-1791034
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of June 30, 2003, was 39,802,363.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                                              Page No.
            PART I FINANCIAL INFORMATION....................................................................     3
                 Item 1. Consolidated Financial Statements..................................................     3
                     Consolidated Balance Sheets as of June 30, 2003 and December 31,
                     2002...................................................................................     3
                     Consolidated Statements of Operations for the three and six months ended
                     June 30, 2003 and 2002.................................................................     4
                     Consolidated Statements of Cash Flows for the six months ended June 30, 2003
                     and 2002...............................................................................     5
                     Notes to Consolidated Financial Statements.............................................     6
                 Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..................................................................    10
                 Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................    13
                 Item 4. Controls and Procedures............................................................    14
            PART II  OTHER INFORMATION......................................................................    14
                 Item 1. Legal Proceedings..................................................................    14
                 Item 2. Changes In Securities And Use Of Proceeds..........................................    14
                 Item 3. Defaults Upon Senior Securities....................................................    15
                 Item 4. Submission Of Matters To A Vote Of Security Holders................................    15
                 Item 5. Other Information..................................................................    15
                 Item 6. Exhibits And Reports On Form 8-K...................................................    15
            SIGNATURES......................................................................................    16

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                                         JUNE 30, 2003      DECEMBER 31, 2002
                                                                                          UNAUDITED
ASSETS
Current assets:
  Cash and cash equivalents                                                           $    45,819,641        $    49,301,501
  Short-term investments                                                                   10,965,000             11,013,000
  Receivables, net of allowance for doubtful accounts of $852,400 and                       3,776,440              2,724,856
       $465,000 at June 30, 2003 and December 31, 2002, respectively
  Inventories                                                                               1,688,830              1,660,344
  Prepaid expenses and other                                                                  627,766              1,145,687
                                                                                      ---------------        ---------------
Total current assets                                                                       62,877,677             65,845,388
Equipment and leasehold improvements:
  Machinery and equipment                                                                  18,451,139             18,449,319
  Leasehold improvements                                                                    2,084,825              2,091,457
                                                                                      ---------------        ---------------
                                                                                           20,535,964             20,540,776
  Less accumulated depreciation                                                            10,865,371              9,617,330
                                                                                      ---------------        ---------------
                                                                                            9,670,593             10,923,446
Assets held for sale                                                                           62,035                336,000
Intangible assets, net of accumulated amortization                                          6,403,500              7,155,876
Indefinite lived intangible assets                                                          1,007,411              1,007,411
Goodwill                                                                                      489,873                489,873
Other long term assets                                                                      3,150,862              3,465,244
                                                                                      ---------------        ---------------
Total assets                                                                          $    83,661,951        $    89,223,238
                                                                                      ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $     7,328,163        $     7,088,962
  Accrued payroll and related liabilities                                                   1,923,726              2,260,563
  Other accrued liabilities                                                                 1,528,954              2,517,315
  Deferred revenue                                                                            521,184                945,664
  Long-term debt due within one year                                                        9,502,215              9,515,152
                                                                                      ---------------        ---------------
Total current liabilities                                                                  20,804,242             22,327,656
Long-term debt                                                                                 13,333                 13,333
Other liabilities                                                                           1,826,418              1,595,181

Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value,
       10,000,000 shares authorized, 0 shares issued and outstanding                                0                      0
  Common stock, $.001 par value, 100,000,000 shares authorized,
       39,802,363 and 39,559,574 shares issued and outstanding,
       respectively                                                                            39,802                 39,560
  Additional paid-in capital                                                              192,003,980            191,581,136
  Unearned stock compensation                                                                (222,904)              (618,246)
  Accumulated other comprehensive loss                                                         (2,968)                     -
  Accumulated deficit                                                                    (130,799,952)          (125,715,382)
                                                                                      ---------------        ---------------
Total shareholders' equity                                                                 61,017,958             65,287,068
                                                                                      ---------------        ---------------
Total liabilities and shareholders' equity                                            $    83,661,951        $    89,223,238
                                                                                      ===============        ===============

                See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                 ---------------------------------     ------------------------------
                                                        2003              2002               2003           2002
                                                 ---------------------------------     ------------------------------
Revenues:
     Product sales                                   $  8,515,318     $  9,108,418     $ 16,701,055     $ 18,603,177
     Development revenue                                  250,000          426,460          500,000          803,126
     License and royalty revenue                           28,028                0           53,600                0
     Grant revenue                                         23,875           52,745           54,457          308,947
                                                 ---------------------------------     ------------------------------

Total revenues                                          8,817,221        9,587,623       17,309,112       19,715,250
                                                 ---------------------------------     ------------------------------

Operating expenses:
     Cost of goods sold
        Product cost of goods sold                      2,999,058        6,119,240        5,712,041       13,314,057
        Intangible asset amortization                     376,188          482,640          752,376          965,280
                                                 ---------------------------------     ------------------------------
     Total cost of goods sold                           3,375,246        6,601,880        6,464,417       14,279,337

     Research and development                           2,741,571        3,634,439        5,411,078        8,081,221
     Selling and marketing                              2,531,779        2,206,306        4,885,902        4,819,980
     General and administrative                         2,405,445        3,093,644        5,812,803        5,804,522
                                                 ---------------------------------     ------------------------------

Total operating expense                                11,054,041       15,536,269       22,574,200       32,985,060
                                                 ---------------------------------     ------------------------------

Loss from operations                                   (2,236,820)      (5,948,646)      (5,265,088)     (13,269,810)

Other income (expense):
     Interest income                                      160,271          259,295          331,066          558,413
     Interest expense                                     (92,000)        (316,824)        (184,083)        (672,281)
     Other                                                  7,804         (121,494)          33,535          (62,232)
                                                 ---------------------------------     ------------------------------

Other income (expense)                                     76,075         (179,023)         180,518         (176,100)
                                                 ---------------------------------     ------------------------------

Net loss                                             $ (2,160,745)    $ (6,127,669)    $ (5,084,570)    $(13,445,910)
                                                 =================================     ==============================

Net loss per share - basic and diluted               $      (0.05)    $      (0.16)    $      (0.13)    $      (0.34)
                                                 =================================     ==============================

Weighted Average Shares outstanding                    39,699,313       39,445,959       39,631,630       39,412,577
                                                 =================================     ==============================



                See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                               ---------------------------------------
                                                                                     2003                    2002
                                                                               ---------------         ---------------
OPERATING ACTIVITIES:
Net loss                                                                       $    (5,084,570)        $   (13,445,910)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                     1,548,043               4,828,606
   Amortization of intangible assets                                                   752,376                 993,780
   Noncash stock compensation                                                          434,849                 604,493
   (Gain) loss on disposal of equipment                                                 37,152                 (90,874)
   Amortization of deferred gain                                                             0                  (8,400)
   Changes in operating assets and liabilities:
      Receivables                                                                   (1,054,552)             (3,386,135)
      Inventories                                                                      (28,486)              3,092,805
      Prepaid expenses and other assets                                                607,479                 570,565
      Accounts payable                                                                 239,201              (2,697,386)
      Accrued expenses and other liabilities                                        (1,093,962)                545,195
      Deferred revenue                                                                (424,480)               (741,077)
                                                                               ---------------         ---------------
Net cash used in operating activities                                               (4,066,950)             (9,734,338)
                                                                               ---------------         ---------------
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                                     (119,367)             (1,801,528)
Proceeds on sale of equipment                                                          285,815                 187,250
Sales and maturities of short-term investments                                          48,000                  96,000
                                                                               ---------------         ---------------
Net cash provided by (used in) investing activities                                    214,448              (1,518,278)
                                                                               ---------------         ---------------
FINANCING ACTIVITIES:
Payments on long-term debt                                                             (12,937)             (1,270,070)
Proceeds from common stock, net                                                        383,579                 195,321
Payments on capital lease obligations                                                        0                (795,204)
                                                                               ---------------         ---------------
Net cash provided by (used in) financing activities                                    370,642              (1,869,953)
                                                                               ---------------         ---------------
Net decrease in cash and cash equivalents                                           (3,481,860)            (13,122,569)
Cash and cash equivalents at beginning of period                                    49,301,501              73,131,123
                                                                               ---------------         ---------------
Cash and cash equivalents at end of period                                     $    45,819,641         $    60,008,554
                                                                               ===============         ===============


                See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (unaudited)

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

(3) Stock-Based Compensation

     Third Wave has stock-based employee compensation plans. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for our stock option plans.

     Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, our SFAS No. 123 pro forma net loss and net loss per share would have been as follows:

                                         Three months ended June 30,            Six months ended June 30,
                                         2003                 2002                2003              2002
                                      ------------        -------------     --------------      --------------
Net loss, as reported                 $ (2,160,745)       $  (6,127,669)    $    (5,084,570)   $   (13,445,910)
Add:  Stock based compensation,
   as reported                             199,576              192,481             434,849            604,493
Less: Stock-based compensation,
   using fair value method              (1,196,117)          (1,254,611)         (2,232,717)        (2,120,168)
                                      ---------------------------------     ----------------------------------

Pro forma net loss                    $ (3,157,286)       $  (7,189,799)    $    (6,882,438)   $   (14,961,585)
                                      ---------------------------------     ----------------------------------
Net loss per share, basic and
   diluted, as reported               $      (0.05)       $       (0.16)    $         (0.13)   $         (0.34)
Pro forma net loss per share,
   basic and diluted                  $      (0.08)       $       (0.18)    $         (0.17)   $         (0.38)

(4) Inventories

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                                                                            June 30,        December 31,
                                                                                              2003              2002
                                                                                       ----------------- ----------------
                                Raw materials                                          $      2,886,826  $      4,253,090
                                Finished goods and work in process                              487,636           457,254
                                Reserve for excess and obsolete inventory                    (1,685,632)       (3,050,000)
                                                                                       ----------------- ----------------
                                Total inventories                                      $      1,688,830  $      1,660,344
                                                                                       ================  ================

(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:


                                                         Three months ended                       Six months ended
                                                              June 30,                                 June 30,
                                                    2003                2002                 2003               2002
                                               ---------------     ---------------     ---------------     ---------------
Cost of goods sold                             $        14,369     $        23,868     $        70,021     $        99,739
Research and development                                11,370              16,083              24,142              56,530
Selling and marketing                                    2,636               4,402               5,856              21,210
General and administrative                             171,201             148,128             334,830             427,014
                                               ---------------     ---------------     ---------------     ---------------
    Total stock compensation                   $       199,576     $       192,481     $       434,849     $       604,493
                                               ---------------     ---------------     ---------------     ---------------


(6) Comprehensive Loss

The components of comprehensive loss are as follows:

                                                                    Three months ended                    Six months ended
                                                                         June 30,                            June 30,
                                                                   2003           2002              2003               2002
                                                              ------------    -----------       ------------      --------------
Net Loss                                                      $(2,160,745)    $(6,127,669)      $(5,084,570)     $ (13,445,910)

Other comprehensive loss:
    Foreign currency translation adjustments                       (2,209)              0            (2,968)                 0
                                                              -----------     -----------       -----------      -------------

Comprehensive loss                                            $(2,162,954)    $(6,127,669)      $(5,087,538)     $ (13,445,910)
                                                              ===========     ===========       ===========      =============

(7) Derivative Instruments

We sell products in a number of countries throughout the world. In the quarter ending June 30, 2003, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. Contracts outstanding at June 30, 2003 represented a combined U.S. dollar equivalent commitment of approximately $3.9 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

(8)  Goodwill and Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

     In connection with the adoption of SFAS No. 142, it was concluded that no impairment existed at the time of adoption, and accordingly, we did not recognize any transitional impairment loss for goodwill. For intangible assets with indefinite lives, the fair values of these assets were compared to their carrying values as of January 1, 2002, also resulting in no transitional impairment.

     Identifiable intangible assets with indefinite lives consist of the following:

                                                                  JUNE 30,        DECEMBER 31,
                                                                    2003              2002
                                                              ---------------    ---------------
                                   Technology license         $     1,053,000    $     1,053,000
                                   Impairment charge                 (137,172)          (137,172)
                                   Trademark                          421,000            421,000
                                   Impairment charge                 (329,417)          (329,417)
                                                              ---------------    ---------------
                                                              $     1,007,411    $     1,007,411
                                                              ===============    ===============

     Amortizable intangible assets consist of the following:

                                                        JUNE 30, 2003                         DECEMBER 31, 2002
                                          --------------------------------------     --------------------------------------
                                                 GROSS                                     GROSS
                                               CARRYING           ACCUMULATED            CARRYING              ACCUMULATED
                                                AMOUNT           AMORTIZATION             AMOUNT              AMORTIZATION
                                          ---------------        ---------------     ---------------        ---------------
       Costs of settling patent
         litigation                       $    10,533,248        $     4,129,748     $    10,533,248        $     3,377,372
       Reacquired marketing and
         distribution rights                    2,211,111              2,211,111           2,211,111              2,211,111
       Customer agreements                        171,000                 38,000             171,000                 38,000
       Impairment charge-- Customer
         agreements                              (133,000)                    --            (133,000)                    --
                                          ---------------        ---------------     ---------------        ---------------
                                          $    12,782,359        $     6,378,859     $    12,782.359        $     5,626,483
                                          ===============        ===============     ===============        ===============

(9)  Restructuring and Impairment of Long Lived Assets

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

     The following table shows the components of the restructuring and other charges and changes in the restructuring accrual through June 30, 2003. The remaining facilities balance of $1.7 million included in the restructuring accrual is primarily related to rent payments on non-cancelable leases, net of estimated sublease income, which will continue to be paid over the respective lease terms through 2011. The other component of the restructuring accrual mainly represents amounts owed resulting from the termination of non-cancelable purchase orders for equipment. The current portion of the accrual is included in "Other accrued liabilities" on the balance sheet and the long-term portion is included in "Other liabilities."

                                                           Facilities                Other                   Total
Accrued restructuring balance at
   December 31, 2002                                   $       2,158,038        $         805,580      $       2,963,618
Payments made                                                   (435,248)                (777,108)            (1,212,356)
                                                       -----------------        -----------------      -----------------
Accrued restructuring balance at
   June 30, 2003                                       $       1,722,790        $          28,472      $       1,751,262
                                                       -----------------        -----------------      -----------------


(10) Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.

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

Third Wave markets a growing number of products including analyte-specific reagents (ASRs) for routine clinical use. These ASRs allow certified clinical reference laboratories to create assays to screen for cystic fibrosis and other inherited disorders, and to test for the Factor V Leiden and a host of other mutations associated with predisposition to cardiovascular and other diseases. We also market a series of Invader RNA Assays for measuring expression levels of a number of genes.

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

RESTRUCTURING AND OTHER CHARGES.

     The restructuring and other charges resulting from the restructuring plan in the third quarter of 2002 has been recorded in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," and FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The restructuring charge is comprised primarily of costs to consolidate facilities, impairment charges for abandoned leasehold improvements and equipment to be sold or abandoned, prepayment penalties related mainly to capital lease obligations on equipment to be sold or abandoned, and other costs related to the restructuring. In calculating the cost to consolidate the facilities, we estimated the future lease and operating costs to be paid until the leases are terminated and the amount, if any, of sublease receipts for each location. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Estimates were also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates were formed based on recent history of sales of similar equipment and market conditions. Our assumptions on the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of equipment held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates.

LONG-LIVED ASSETS-- IMPAIRMENT

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

     Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The annual impairment test was completed in September 2002, and annual impairment test for current year will be completed in the third quarter ending September 30, 2003.

DERIVATIVE INSTRUMENTS

     We sell products in a number of countries throughout the world. During 2003 and 2002, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. Contracts outstanding at June 30, 2003 represented a combined U.S. dollar equivalent commitment of approximately $3.9 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

INVENTORIES-- SLOW MOVING AND OBSOLESCENCE

     Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At June 30, 2003, our inventory reserves were $1.7 million, or 50% of our $3.4 million total gross inventories.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

REVENUES. Revenues for the three months ended June 30, 2003 of $8.8 million represented a decrease of $0.8 million as compared to revenues of $9.6 million for the corresponding period of 2002. Revenues for the six months ended June 30, 2003 of $17.3 million represented a decrease of $2.4 million as compared to revenues of $19.7 million for the corresponding period of 2002.

Product revenues decreased to $8.5 million for the quarter ended June 30, 2003, from $9.1 million in the quarter ended June 30, 2002. Product revenues decreased to $16.7 million for the six months ended June 30, 2003, from $18.6 million in the six months ended June 30, 2002. The decrease in product sales during the three and six months ending June 30, 2003 resulted from lower research product sales compared to the corresponding periods of 2002.

Development revenues decreased to $0.3 million for the three months ended June 30, 2003, from $0.4 million for the three months ended June 30, 2002. Development revenues decreased to $0.5 million for the six months ended June 30, 2003, from $0.8 million for the six months ended June 30, 2002. The decrease was primarily due to a decrease in funding amounts per our development and commercialization agreement with BML, Inc (BML). Under the agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of 2003.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended June 30, 2003, cost of goods sold decreased to $3.4 million, compared to $6.6 million for the corresponding period of 2002. For the six months ended June 30, 2003, cost of goods sold decreased to $6.5 million compared to $14.3 million for the corresponding period in 2002. The decrease was due to lower volume and lower fixed costs as a result of the restructuring that occurred in the third quarter of 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended June 30, 2003 were $2.7 million, compared to $3.6 million for the corresponding period of 2002. Research and development expenses for the six months ended June 30, 2003 were $5.4 million, compared to $8.1 million for the six months ended June 30, 2002. The decrease in research and development expenses was primarily attributable to decreased material costs for assay and product development and a decrease in fees paid for consulting, development, and other services.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended June 30, 2003 were $2.5 million, an increase of $0.3 million, as compared to $2.2 million for the corresponding period of 2002. Selling and marketing expenses for the six months ended June 30, 2003 were $4.9 million, an increase of $0.1 million, as compared to $4.8 million for the corresponding period of 2002

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses decreased to $2.4 million in the three months ended June 30, 2003, from $3.1 million for the corresponding period in 2002. For the six months ended June 30, 2003 and 2002, general and administrative expenses were constant at $5.8 million. The decrease in the three month period ended June 30, 2003 was due to a decrease in personnel related expenses and consulting fees compared to the corresponding period in 2002.

INTEREST INCOME. Interest income for the three months ended June 30, 2003 was $0.2 million, compared to $0.3 million for the corresponding period of 2002. Interest income for the six months ended June 30, 2003 was $0.3 million compared to $0.6 million for the six months ended June 30, 2002. This decrease was primarily due to lower interest rates and lower cash balances compared to the three and six months ending June 30, 2002.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2003 was approximately $0.1 million, compared to $0.3 million in the corresponding period in 2002. Interest expense for the six months ended June 30, 2003 was $0.2 million compared to $0.7 million in the corresponding period in 2002. The decrease in interest expense was primarily due to lower interest rates on debt.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of June 30, 2003, we had cash and cash equivalents and short-term investments of $56.8 million.

     Net cash used in operations for the six months ended June 30, 2003 was $4.1 million, compared with $9.7 million in the corresponding period in 2002. The decrease in cash used in operations was primarily due to lower operating losses.

     Net cash provided by investing activities for the six months ended June 30, 2003 was $0.2 million, compared to a cash usage of $1.5 million in the corresponding period in 2002. Investing activities included capital expenditures of $0.1 million in the six months ended June 30, 2003, compared to $1.8 million in the corresponding period in 2002. Capital expenditures during 2002 were higher due to investments in production and lab equipment.

     Net cash provided by financing activities was $0.4 million in the six months ended June 30, 2003, compared to net cash used in financing activities of $1.9 million in 2002. Cash used in financing activities in the six months ending June 30, 2003 consisted of $13,000 to repay debt, compared to $1.3 million in the corresponding period in 2002. Additionally, in the six months ending June 30, 2002, $0.8 million was used for capital lease obligation payments. During 2002, we entered into a term loan agreement due on July 31, 2003 to pay off the then existing debt and capital lease obligations. Upon expiration, we will renew the term loan for an additional year. The term loan is collateralized with a 12-month certificate of deposit.

     The following summarizes our contractual obligations at June 30, 2003 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                   TOTAL         LESS THAN        YEARS       YEARS       OVER
                                                                                  1 YEAR          1 - 3       4 - 5      5 YEARS
                                                                                 -----------   ---------   ---------  ----------
                     CONTRACTUAL OBLIGATION
                     Non-cancelable operating
                     lease obligations                          $   18,157       $   1,823     $   4,091   $   4,552   $   7,691
                     Term loan                                       9,515           9,502            13          --          --
                                                                ----------       ---------     ---------   ---------   ---------
                     Total obligation                           $   27,672       $  11,325     $   4,104   $   4,552   $   7,691
                                                                ----------       ---------     ---------   ---------   ---------

As of December 31, 2002 and June 30, 2003 , a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $103 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering in February 2001.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d) under the Securities Exchange Act of 1934 the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

     On September 6, 2002 the Company filed a patent infringement action against Eragen Biosciences, Inc. in the United States District Court for the Western District of Wisconsin. The complaint alleged that the defendant infringed certain claims of the Company's U.S. Patent No. 6,348,314 entitled "Invasive cleavage of nucleic acids" and U.S. Patent No. 6,090,543 entitled "Cleavage of nucleic acids" based on Eragen's development and sale of products known as "Gene-Code" or similar technologies or products. The defendants answered the complaint on October 8, 2002 and asserted a counterclaim seeking declaratory judgment that Eragen has not infringed any valid claims of the Company patents at issue. On April 9, 2003, the Company and Eragen settled the litigation. Under the terms of the settlement agreement, Eragen agreed to cease and desist from the development and sale of certain Gene Code products and technologies and further agreed not to use or develop products or technologies employing invasive cleavage technologies. Eragen also agreed to a nonmaterial payment of cash to the Company. The Company agreed to dismiss the lawsuit against Eragen and issued a covenant not to sue under certain Company patents.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (1)  None

     (2)  None

     (3)  None

     (4) Use of Proceeds. Pursuant to our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission and declared effective February 9, 2001, (Registration No. 333-42694), we commenced our initial public offering of 7,500,000 registered shares of common stock, $0.001 par value, on February 9, 2001, at a price of $11.00 per share (the "Offering"). The Offering was completed on February 14, 2001, and all of the 7,500,000 shares were sold, generating gross proceeds of approximately $82,500,000. The managing underwriters for the Offering were Lehman Brothers Inc., CIBC World Markets, Dain Rauscher Incorporated, Robert W. Baird & Co. Incorporated, and Fidelity Capital Markets.

          In connection with the Offering, we incurred approximately $5.8 million in underwriting discounts and commissions, and approximately $1.9 million in other related expenses. The net offering proceeds to us, after deducting the foregoing expenses, were approximately $74.8 million.

          From the time of receipt through June 2003, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $14.0 million for general corporate purposes, including working capital and research and development activities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The 2003 Annual Meeting of Shareholders of the Company was held on June 10, 2003. The Company solicited proxies for the Annual Meeting pursuant to
Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A thereunder.

         Three nominees, Messrs. John Neis, Sam Eletr, and Gordon F. Brunner were elected for a term expiring at the Annual Meeting of Shareholders in 2006 and the appointment of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 2003 was ratified. The vote for Mr. Neis was 32,291,468 shares for and 551,158 shares to withhold authority, the vote for Mr. Eletr was 32,551,645 shares for and 290,981 shares to withhold authority and the vote for Mr. Brunner was 32,553,195 shares for and 289,431 shares to withhold authority. The vote for the ratification of the appointment of Ernst & Young LLP was 32,064,786.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
          31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
          32   Section 1350 Certifications

     (b)  Reports on Form 8-K filed during the three months ended June 30, 2003:
          The Company filed a Form 8-K dated April 24, 2003 reporting under Items 7 and 9 of Form 8-K the Company's press release dated April 24, 2003 announcing the Company's first quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THIRD WAVE TECHNOLOGIES, INC.

Date: August 14, 2003                           By: /s/ Lance Fors
                                                    ----------------------------
                                                Lance Fors, CEO

Date: August 14, 2003                           By: /s/ John Puisis
                                                    ----------------------------
                                                John Puisis, CFO