Form 10-Q
period 2003-09-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2003-11-14
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003 OR

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of September 30, 2003, was 39,806,259.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                TABLE OF CONTENTS

                                                                                             PAGE NO.
PART I FINANCIAL INFORMATION................................................................
      Item 1. Consolidated Financial Statements.............................................
          Consolidated Balance Sheets as of September 30, 2003 and December 31,
          2002..............................................................................
          Consolidated Statements of Operations for the three and nine months ended
          September 30, 2003 and 2002.......................................................
          Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002..........................................................................
          Notes to Consolidated Financial Statements........................................
      Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................................
      Item 3. Quantitative and Qualitative Disclosures About Market Risk....................
      Item 4. Controls and Procedures.......................................................
PART II  OTHER INFORMATION..................................................................
      Item 1. Legal Proceedings.............................................................
      Item 2. Changes In Securities And Use Of Proceeds.....................................
      Item 3. Defaults Upon Senior Securities...............................................
      Item 4. Submission Of Matters To A Vote Of Security Holders...........................
      Item 5. Other Information.............................................................
      Item 6. Exhibits And Reports On Form 8-K..............................................
SIGNATURES..................................................................................

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets


                                                                                  SEPTEMBER 30,         DECEMBER 31, 2002
                                                                                      2003
                                                                                   UNAUDITED
ASSETS
Current assets:
  Cash and cash equivalents                                                      $  45,139,204            $  49,301,501
  Short-term investments                                                            10,800,000               11,013,000
  Receivables, net of allowance for doubtful accounts of $830,000 and
       $465,000 at September 30, 2003 and December 31, 2002, respectively            4,036,274                2,724,856
  Inventories                                                                        1,449,561                1,660,344
  Prepaid expenses and other                                                           602,272                1,145,687
                                                                                 -------------            -------------
Total current assets                                                                62,027,311               65,845,388
Equipment and leasehold improvements:
  Machinery and equipment                                                           18,488,201               18,449,319
  Leasehold improvements                                                             2,099,104                2,091,457
                                                                                 -------------            -------------
                                                                                    20,587,305               20,540,776
  Less accumulated depreciation                                                     11,499,727                9,617,330
                                                                                 -------------            -------------
                                                                                     9,087,578               10,923,446
Assets held for sale                                                                    36,495                  336,000
Intangible assets, net of accumulated amortization                                   6,027,312                7,155,876
Indefinite lived intangible assets                                                   1,007,411                1,007,411
Goodwill                                                                               489,873                  489,873
Other long term assets                                                               3,094,498                3,465,244
                                                                                 -------------            -------------
Total assets                                                                     $  81,770,478            $  89,223,238
                                                                                 =============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $   5,750,869            $   7,088,962
  Accrued payroll and related liabilities                                            2,378,362                2,260,563
  Other accrued liabilities                                                          2,242,226                2,517,315
  Deferred revenue                                                                     225,664                  945,664
  Long-term debt due within one year                                                 9,500,000                9,515,152
                                                                                 -------------            -------------
Total current liabilities                                                           20,097,121               22,327,656
Long-term debt                                                                          13,333                   13,333
Other liabilities                                                                    1,942,036                1,595,181
Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value,
       10,000,000 shares authorized, 0 shares issued and outstanding                         0                        0
  Common stock, $.001 par value, 100,000,000 shares authorized,
       39,806,259 and 39,559,574 shares issued and outstanding,
       respectively                                                                     39,806                   39,560
  Additional paid-in capital                                                       192,147,999              191,581,136
  Unearned stock compensation                                                         (254,783)                (618,246)
  Accumulated other comprehensive loss                                                  20,136                        0
  Accumulated deficit                                                             (132,235,170)            (125,715,382)
                                                                                 -------------            -------------
Total shareholders' equity                                                          59,717,988               65,287,068
                                                                                 -------------            -------------
Total liabilities and shareholders' equity                                       $  81,770,478            $  89,223,238
                                                                                 =============            =============


                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                          THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------     --------------------------------
                                                2003            2002                  2003            2002
                                                ----            ----                  ----            ----
Revenues:
     Product sales                        $    8,991,782  $    4,599,558        $  25,692,837  $    23,202,735
     Development revenue                         249,999         399,787              749,999        1,202,913
     License and royalty revenue                 112,225               0              165,825                0
     Grant revenue                                     0          23,506               54,457          332,453
                                          -------------------------------       -------------------------------
Total revenues                                 9,354,006       5,022,851           26,663,118       24,738,101
                                          -------------------------------       -------------------------------

Operating expenses:
     Cost of goods sold
        Product cost of goods sold             2,883,615       3,937,393            8,595,656       17,251,450
        Intangible asset amortization            376,188         482,640            1,128,564        1,447,920
                                          ----------------------------------     ------------------------------
     Total cost of goods sold                  3,259,803       4,420,033            9,724,220       18,699,370

     Research and development                  2,790,785       2,548,850            8,201,863       10,630,071
     Selling and marketing                     2,107,898       2,445,458            6,993,800        7,265,438
     General and administrative                2,322,828       3,197,401            8,135,631        9,001,923
     Restructuring                                     0      14,309,355                    0       14,309,355
     Impairment loss                                   0       4,809,902                    0        4,809,902
                                          ----------------------------------     ------------------------------
Total operating expense                       10,481,314      31,730,999           33,055,514       64,716,059
                                          ----------------------------------     ------------------------------
Loss from operations                          (1,127,308)    (26,708,148)          (6,392,396)     (39,977,958)

Other income (expense):
     Interest income                             118,128         238,198              449,194          796,611
     Interest expense                            (57,049)       (132,332)            (241,132)        (804,613)
     Other                                      (368,989)       (329,341)            (335,454)        (391,573)
                                          ----------------------------------     ------------------------------
Other income (expense)                          (307,910)       (223,475)            (127,392)        (399,575)
                                          ----------------------------------     ------------------------------

Net loss                                  $   (1,435,218)  $ (26,931,623)        $ (6,519,788)   $ (40,377,533)
                                          ==================================     ==============================

Net loss per share - basic and diluted    $        (0.04)  $       (0.68)        $      (0.16)   $       (1.02)
                                          ==================================     ==============================
Weighted Average Shares outstanding           39,803,272      39,472,563           39,688,844       39,432,573


                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                       ---------------------------------
                                                                           2003                 2002
                                                                       ------------         ------------
OPERATING ACTIVITIES:
Net loss                                                               $ (6,519,788)        $(40,377,533)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                          2,313,202            6,735,029
   Amortization of intangible assets                                      1,128,564            1,485,921
   Noncash stock compensation                                               541,097              902,761
   Noncash impairment charge                                                      0           15,601,304
   (Gain) loss on disposal of equipment                                      38,970              (87,040)
   Amortization of deferred gain                                                  0              (23,870)
   Changes in operating assets and liabilities:
      Receivables                                                        (1,291,282)            (621,948)
      Inventories                                                           210,783            4,169,094
      Prepaid expenses and other assets                                     668,016            1,334,713
      Accounts payable                                                   (1,338,093)          (2,218,146)
      Accrued expenses and other liabilities                                189,565            3,369,020
      Deferred revenue                                                     (720,000)          (1,131,704)
                                                                       ---------------------------------
Net cash used in operating activities                                    (4,778,966)         (10,862,399)

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                          (182,009)          (2,281,437)
Proceeds on sale of equipment                                               311,355              526,735
Purchases of licensed technology                                           (100,000)                   0
Purchase of short-term investments                                      (10,800,000)          (9,665,000)
Sales and maturities of short-term investments                           11,013,000              120,000
                                                                       ---------------------------------
Net cash provided by (used in) investing activities                         242,346          (11,299,702)

FINANCING ACTIVITIES:
Proceeds from long-term debt                                                      0            1,653,647
Payments on long-term debt                                                  (15,152)          (2,891,278)
Proceeds from common stock, net                                             389,475              210,501
Payments on capital lease obligations                                             0             (932,795)
                                                                       ---------------------------------
Net cash provided by (used in) financing activities                         374,323           (1,959,925)
                                                                       ---------------------------------
Net decrease in cash and cash equivalents                                (4,162,297)         (24,122,026)
Cash and cash equivalents at beginning of period                         49,301,501           73,131,123
                                                                       ---------------------------------
Cash and cash equivalents at end of period                             $ 45,139,204         $ 49,009,097
                                                                       =================================


                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (unaudited)

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

(3) Stock-Based Compensation

    Third Wave has stock-based employee compensation plans. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for our stock option plans.

    Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, our SFAS No. 123 pro forma net loss and net loss per share would have been as follows:

                                               THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                  2003                 2002                 2003                 2002
                                              ------------         ------------         ------------         ------------
      Net loss, as reported                   $ (1,435,218)        $(26,931,623)        $ (6,519,788)        $(40,377,533)
      Add:  Stock based compensation,
         as reported                               106,248              298,268              541,097              902,761
      Less: Stock-based compensation,
         using fair value method                (1,469,278)          (1,109,982)          (3,701,996)          (3,230,150)
                                              ---------------------------------------------------------------------------
      Pro forma net loss                      $ (2,798,248)        $(27,743,337)        $ (9,680,687)        $(42,704,922)
      Net loss per share, basic and
         diluted, as reported                 $      (0.04)        $      (0.68)        $      (0.16)        $      (1.02)

      Pro forma net loss per share,
         basic and diluted                    $      (0.07)        $      (0.70)        $      (0.24)        $      (1.08)


(4) Inventories

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       2003            2002
                                                  --------------   ------------
      Raw materials                               $   1,638,633    $  4,253,090
      Finished goods and work in process                472,787         457,254
      Reserve for excess and obsolete inventory        (661,859)     (3,050,000)
                                                  -------------    ------------
      Total inventories                           $   1,449,561    $  1,660,344
                                                  =============    ============


(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                             2003            2002           2003          2002
                                             ----            ----           ----          ----
          Cost of goods sold               $ 10,762       $  35,746      $  80,783     $ 135,485
          Research and development            8,864          23,062         33,006        79,592
          Selling and marketing               2,094           5,612          7,950        26,822
          General and administrative         84,528         233,848        419,358       660,862
                                           ------------------------------------------------------
              Total stock compensation     $106,248       $ 298,268      $ 541,097     $ 902,761
                                           ------------------------------------------------------


(6) Comprehensive Loss

The components of comprehensive loss are as follows:


                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                                2003            2002           2003            2002
                                                                ----            ----           ----            ----
          Net loss                                         $   (1,435,218)  $ (26,931,623)  $ (6,519,788)   $ (40,377,533)
          Other comprehensive loss:
              Foreign currency translation adjustments             23,104               0          20,136               0
                                                           ---------------------------------------------------------------
          Comprehensive loss                               $   (1,412,114)  $ (26,931,623)  $ (6,499,652)   $ (40,377,533)
                                                           ---------------------------------------------------------------

(7) Derivative Instruments

We sell products in a number of countries throughout the world. In the quarter ended September 30, 2003, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. Contracts outstanding at September 30, 2003 represented a combined U.S. dollar equivalent commitment of approximately $10.8 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

(8) Goodwill and Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

In connection with the adoption of SFAS No. 142, it was concluded that no impairment existed at the time of adoption, and accordingly, we did not recognize any transitional impairment loss for goodwill. For intangible assets with indefinite lives, the fair values of these assets were compared to their carrying values as of January 1, 2002, also resulting in no transitional impairment.

We completed the annual impairment tests in the quarters ended September 30, 2002 and 2003. For goodwill, this analysis is based on the comparison of the fair value of the Agbio reporting unit to the carrying value of the net assets of the respective reporting units. The fair value of the reporting unit was determined using a combination of discounted cash flows and other common valuation methodologies. For intangible assets with indefinite lives, the fair values of these assets were compared to their carrying values. Based on the analyses performed in 2002, it was determined that goodwill, intangible assets deemed to have indefinite lives and amortizable intangible assets were impaired and accordingly an impairment charge of $4,809,902 was recognized in the quarter ended September 30, 2002 (Goodwill - $4,210,313, Indefinite-lived intangibles - $466,589, amortizable intangible asset $133,000). Based on the analyses completed in the quarter ended September 30, 2003, it was determined that there was no impairment of goodwill and intangible assets with indefinite lives.

    Identifiable intangible assets with indefinite lives consist of the following:

                             SEPTEMBER 30,    DECEMBER 31,
                                2003             2002
                             -----------      -----------
      Technology license     $ 1,053,000      $ 1,053,000

      Impairment charge         (137,172)        (137,172)

      Trademark                  421,000          421,000
      Impairment charge         (329,417)        (329,417)
                             -----------      -----------
                             $ 1,007,411      $ 1,007,411
                             ===========      ===========

    Amortizable intangible assets consist of the following:

                                                SEPTEMBER 30, 2003             DECEMBER 31, 2002
                                        --------------------------------- -------------------------------
                                              GROSS                             GROSS
                                            CARRYING        ACCUMULATED       CARRYING        ACCUMULATED
                                             AMOUNT        AMORTIZATION        AMOUNT        AMORTIZATION
                                        --------------    -------------   --------------    -------------
      Costs of settling patent
        Litigation                      $   10,533,248    $   4,505,936   $   10,533,248    $   3,377,372
      Reacquired marketing and
        Distribution rights                  2,211,111        2,211,111        2,211,111        2,211,111
      Customer agreements                      171,000           38,000          171,000           38,000
      Impairment charge--Customer
        Agreements                            (133,000)              --         (133,000)              --
                                        --------------    -------------   --------------    -------------
                                        $   12,782,359    $   6,755,047   $   12,782,359    $   5,626,483
                                        ==============    =============   ==============    =============

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

The restructuring charges recorded were determined based upon plans submitted by the management and approved by the Board of Directors using information available at the time. The restructuring charge of $14.3 million in the three months ended September 30, 2002 included $2.2 million for the consolidation of facilities, $0.5 million for prepayment penalties mainly under capital lease arrangements, and an impairment charge of $11.4 million for abandoned leasehold improvements and equipment to be sold or abandoned. The fixed assets and leaseholds were written down to their estimated salvage value. We also recorded a $1.1 million charge in 2002 within cost of goods sold related to inventory that was considered obsolete based upon the restructuring plan.

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

    The following table shows the components of the restructuring and other charges and changes in the restructuring accrual through September 30, 2003. The remaining facilities balance of $1.6 million included in the restructuring accrual is primarily related to rent payments on non-cancelable leases, net of estimated sublease income, which will continue to be paid over the respective lease terms through 2011. The other component of the restructuring accrual mainly represented amounts owed resulting from the termination of non-cancelable purchase orders for equipment. The current portion of the accrual is included in "Other accrued liabilities" on the balance sheet and the long-term portion is included in "Other liabilities."

                                      FACILITIES       OTHER           TOTAL
Accrued restructuring balance at
   December 31, 2002                 $ 2,158,038    $   805,580     $ 2,963,618
Payments made                           (532,164)      (840,270)     (1,372,434)
Adjustments                              (35,000)        35,000               0
                                     -----------    -----------     -----------
Accrued restructuring balance at
   September 30, 2003                $ 1,590,874    $       310     $ 1,591,184
                                     ===========    ===========     ===========

(10)  Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.


                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.

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

RESTRUCTURING AND OTHER CHARGES.

    The restructuring and other charges resulting from the restructuring plan in the third quarter of 2002 has been recorded in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," and Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The restructuring charge is comprised primarily of costs to consolidate facilities, impairment charges for abandoned leasehold improvements and equipment to be sold or abandoned, prepayment penalties related mainly to capital lease obligations on equipment to be sold or abandoned, and other costs related to the restructuring. In calculating the cost to consolidate the facilities, we estimated the future lease and operating costs to be paid until the leases are terminated and the amount, if any, of sublease receipts for each location. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Estimates were also used in our calculation of the estimated realizable value on equipment that is being held for sale. These estimates were formed based on recent history of sales of similar equipment and market conditions. Our assumptions on the lease termination payments, operating costs until terminated, the offsetting sublease receipts and estimated realizable value of equipment held for sale may turn out to be incorrect and our actual cost may be materially different from our estimates.

LONG-LIVED ASSETS--IMPAIRMENT

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

    Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under SFAS No. 142, "Goodwill and Other Intangible Assets." The annual impairment tests were completed in the quarters ended September 30, 2003 and 2002.

DERIVATIVE INSTRUMENTS

    We sell products in a number of countries throughout the world. During 2003 and 2002, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. Contracts outstanding at September 30, 2003 represented a combined U.S. dollar equivalent commitment of approximately $10.8 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

    Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At September 30, 2003, our inventory reserves were $0.7 million, or 31% of our $2.1 million total gross inventories.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 and 2002

REVENUES. Revenues for the three months ended September 30, 2003 of $9.4 million represented an increase of $4.4 million as compared to revenues of $5.0 million for the corresponding period of 2002. Revenues for the nine months ended September 30, 2003 of $26.7 million represented an increase of $2.0 million as compared to revenues of $24.7 million for the corresponding period of 2002.

Product revenues increased to $9.0 million for the quarter ended September 30, 2003, from $4.6 million in the quarter ended September 30, 2002. Product revenues increased to $25.7 million for the nine months ended September 30, 2003, from $23.2 million in the nine months ended September 30, 2002. The increase in product sales during the three and nine months ending September 30, 2003 was due to an increase in sales of research product to a major Japanese research institute and an increase in clinical product sales compared to the corresponding periods of 2002.

Development revenues decreased to $0.2 million for the three months ended September 30, 2003, from $0.4 million for the three months ended September 30, 2002. Development revenues decreased to $0.7 million for the nine months ended September 30, 2003, from $1.2 million for the nine months ended September 30, 2002. The decrease was primarily due to a decrease in funding amounts in our development and commercialization agreement with BML, Inc (BML). Under the agreement, we will develop assays in accordance with a mutually agreed development program for use in clinical applications by BML. This development is expected to be completed by the end of 2003.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended September 30, 2003, cost of goods sold decreased to $3.3 million, compared to $4.4 million for the corresponding period of 2002. For the nine months ended September 30, 2003, cost of goods sold decreased to $9.7 million compared to $18.7 million for the corresponding period in 2002. During the quarter ended September 30, 2002, $1.1 million was charged to cost of goods sold to increase the inventory reserve for excess inventory. The decrease was also due to lower fixed costs as a result of the restructuring that occurred in the third quarter of 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended September 30, 2003 were $2.8 million, compared to $2.5 million for the corresponding period of 2002. Research and development expenses for the nine months ended September 30, 2003 were $8.2 million, compared to $10.6 million for the nine months ended September 30, 2002. The decrease in year to date research and development expenses was primarily attributable to decreased material costs for assay and product development and a decrease in fees paid for consulting, development, and other services.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended September 30, 2003 were $2.1 million, a decrease of $0.3 million, as compared to $2.4 million for the corresponding period of 2002. Selling and marketing expenses for the nine months ended September 30, 2003 were $7.0 million, a decrease of $0.3 million, as compared to $7.3 million for the corresponding period of 2002. The decrease in the three and nine month ended September 30, 2003 is due to a decrease in commissions paid to distributors, partially offset by an increase in salary and personnel related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses decreased to $2.3 million in the three months ended September 30, 2003, from $3.2 million for the corresponding period in 2002. General and administrative expenses decreased to $8.1 million in the nine months ended September 30, 2003, from $9.0 million for the nine months ended September 30, 2002. The decrease in the three and nine month periods ended September 30, 2003 was due to a decrease in personnel related expenses and consulting fees compared to the corresponding period in 2002.

RESTRUCTURING AND OTHER CHARGES. In 2002, we announced a restructuring plan designed to simplify our product development and manufacturing operations, increase gross margin, reduce operating expenses and move the company more aggressively towards profitability. During the three months ended September 30, 2002, we recorded a restructuring charge of $14.3 million associated primarily with our consolidation of facilities and the write down of certain fixed assets and leasehold improvements.

The restructuring charge included $2.2 million of expense related to the consolidation of facilities, $0.5 million for the prepayment penalties on debt and capital leases related to assets to be sold, and a net charge of $11.4 million for the write down of fixed assets and leasehold improvements. The fixed assets and leaseholds were written down to their estimated salvage value.

IMPAIRMENT LOSS. During the three months ended September 30, 2003 and 2002, we completed the annual impairment tests required by SFAS No. 142 for goodwill and intangible assets with indefinite lives, using the assistance of an independent valuation expert.

For the goodwill analysis, the fair value of the Agbio reporting unit was compared to the carrying value of the net assets of the reporting unit. The fair value of the reporting unit was determined using a combination of discounted cash flows method and other common valuation methodologies. For indefinite lived intangible assets, the fair values of these assets were compared to their carrying values. Based on the analyses performed in 2002, it was determined that goodwill and indefinite lived intangibles were impaired and a charge of $4.8 million for the impairment of goodwill and other intangible assets was recorded during the three months ended September 30, 2002. Based on the analyses performed in the quarter ended September 30, 2003, it was determined that there was no impairment, and therefore, no charge was recorded.

INTEREST INCOME. Interest income for the three months ended September 30, 2003 was $0.1 million, compared to $0.2 million for the corresponding period of 2002. Interest income for the nine months ended September 30, 2003 was $0.4 million compared to $0.8 million for the nine months ended September 30, 2002. This decrease was primarily due to lower interest rates and lower cash balances compared to the three and nine months ended September 30, 2002.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2003 and 2002 was approximately $0.1 million. Interest expense for the nine months ended September 30, 2003 was $0.2 million compared to $0.8 million in the corresponding period in 2002. The decrease in interest expense was primarily due to lower interest rates on debt.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of September 30, 2003, we had cash and cash equivalents and short-term investments of $55.9 million.

Net cash used in operations for the nine months ended September 30, 2003 was $4.8 million, compared with $10.9 million in the corresponding period in 2002. The decrease in cash used in operations was primarily due to lower operating losses.

    Net cash provided by investing activities for the nine months ended September 30, 2003 was $0.2 million, compared to a net cash used of $11.3 million in the corresponding period in 2002. Investing activities included capital expenditures of $0.2 million in the nine months ended September 30, 2003, compared to $2.3 million in the corresponding period in 2002. Capital expenditures during 2002 were higher due to investments in production and lab equipment. Investing activities also included a net cash usage of $9.5 million for the combination of purchases and maturities of short-term investments in the nine months ended September 30, 2002 compared to net proceeds of $0.2 million in the nine months ended September 30, 2003.

    Net cash provided by financing activities was $0.4 million in the nine months ended September 30, 2003, compared to net cash used in financing activities of $2.0 million in 2002. Cash used in financing activities in the nine months ended September 30, 2003 consisted of $15,000 to repay debt, compared to $2.9 million in the corresponding period in 2002. Additionally, in the nine months ended September 30, 2002, $0.9 million was used for capital lease obligation payments and we received proceeds of $1.7 million from additional financing. During 2002, we entered into a term loan agreement due on July 31, 2003 to pay off the then existing debt and capital lease obligations. We renewed the term loan in August 2003 for an additional year. The term loan is collateralized with a 12-month certificate of deposit.

    The following summarizes our contractual obligations at September 30, 2003 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):


                                  TOTAL    LESS THAN   YEARS    YEARS    OVER
                                            1 YEAR     1 - 3    4 - 5   5 YEARS
                                         -------------------- -----------------
      CONTRACTUAL OBLIGATION
      Non-cancelable operating
      lease obligations         $ 17,698   $  1,782   $ 4,223  $ 4,574   $ 7,119
      Term loan                    9,513      9,500        13       --        --
                                --------   --------   -------  -------   -------
      Total obligation          $ 27,211   $ 11,282   $ 4,236  $ 4,574   $ 7,119
                                --------   --------   -------  -------   -------

As of December 31, 2002 and September 30, 2003, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $103 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering in February 2001.

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

        From the time of receipt through September 2003, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $15.0 million for general corporate purposes, including working capital and research and development activities.

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

    (b) Reports on Form 8-K filed during the three months ended September 30, 2003: The Company filed a Form 8-K dated July 23, 2003 reporting under Items 7 and 9 of Form 8-K the Company's press release dated July 23, 2003 announcing the Company's second quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THIRD WAVE TECHNOLOGIES, INC.

      Date: November 14, 2003                     By: /s/ Lance Fors
                                                      --------------------------
                                                      Lance Fors, CEO


      Date: November 14, 2003                     By: /s/ David Nuti
                                                      --------------------------
                                                      David Nuti, CFO