Form 10-K
period 2003-12-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2004-03-15
CIK 1120438

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

(Mark One)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003,

                                       OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                  TO

                        COMMISSION FILE NUMBER: 000-31745

                             ----------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ X ]

     Indicate by check whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of the close of business on March 12, 2004, was $131,427,749, based on the last sale price on that date as reported by The Nasdaq Stock Market.

     As of the close of business on March 12, 2004, the registrant had 40,131,911 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 2004.

                             THIRD WAVE TECHNOLOGIES

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                        PAGE
         PART I

Item 1.       Business..............................................     3
Item 2.       Properties............................................     21
Item 3.       Legal Proceedings.....................................     21
Item 4.       Submission of Matters to a Vote of Security Holders...     21

         PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters...................................     21
Item 6.       Selected Financial Data...............................     23
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................     23
Item 7A.      Quantitative and Qualitative Disclosures about Market
              Risk..................................................     29
Item 8.       Financial Statements and Supplementary Data...........     30
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures..................     31
Item 9A.      Controls and Procedures...............................     31

         PART III

Item 10.      Directors and Executive Officers of the Registrant....     31
Item 11.      Executive Compensation................................     31
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters............     31
Item 13.      Certain Relationships and Related Transactions........     31
Item 14.      Principal Accountant Fees and Services................     31

         PART IV

Item 15.      Exhibits, Financial Statements Schedules and Reports
              on Form 8-K...........................................     32
Signatures..........................................................     33

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

     In this Form 10-K, the terms "we," "us," "our," "Company" and "Third Wave" each refer to Third Wave Technologies, Inc. and its subsidiaries, unless the context requires otherwise.

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Third Wave Technologies, Inc. ("Third Wave", "We", or the "Company") develops and markets molecular diagnostics for a variety of DNA/RNA analysis applications, providing physicians and researchers with superior tools to diagnose and treat disease. Third Wave's products are based on the Company's proprietary Invader(R) technology platform. The Invader(R) technology is a novel, chemistry-based platform that is easier to use, more accurate and cost-effective, and enables higher throughput as compared to other methods of DNA/RNA analysis. Third Wave was incorporated in Delaware in 2000.

     The area of greatest application for Third Wave's Invader(R) platform is molecular diagnostics. Within this area, there are a number of diverse segments including genetics, pharmacogenetics, chromosomal analysis, infectious disease, and women's health/HPV for which this technology is particularly well-suited. In addition to these primary areas, the utility of the Invader(R) platform extends beyond molecular diagnostics to include research, agriculture/biotechnology ("Agbio") and other applications.

     Based on the Invader(R) platform, Third Wave has developed, and plans to continue to develop, a line of high value, molecular diagnostic products for the following applications:

Clinical Applications:

The Invader(R) platform is highly versatile and can be used for a number of clinical applications:

     - Genetic Testing - Detecting genetic variation associated with inherited conditions such as cystic fibrosis, hemostasis and cardiovascular risk factors.

     - Pharmacogenetics - Detecting genetic variation that may influence drug efficacy and adverse drug reactions.

     - Chromosomal Analysis - Prenatal detection of genetic variation associated with chromosomal disorders and oncology applications including cancer detection and disease monitoring.

     - Infectious Disease - Confirming diagnosis, quantifying viral load and genotyping to optimize therapy for infectious diseases such as hepatitis B and C.

     - Women's Health - Detecting human papilloma virus (HPV) strains contributing to cervical cancer.

Other Applications:

     The Invader(R) platform is a universal detection and analysis system for DNA and RNA. In addition to our suite of clinical products, there are a number of other Invader(R) applications including:

     - Research - Tools and assays to facilitate research in existing and emerging applications (SNP genotyping, gene expression and miRNA activity).

     - AgBio - Multiple DNA and RNA analysis tools for use in the field of agriculture.

     - Other Applications - Potential application in areas including food and water testing, bioterrorism and blood screening.

THIRD WAVE MISSION AND CORPORATE STRATEGY

     Third Wave's mission is to be a leading developer of superior DNA/RNA analysis products for the diagnosis and treatment of disease. The Company seeks to achieve this mission by converting its proprietary Invader(R) molecular chemistry-based technology into valuable molecular diagnostic and research products.

     To achieve our mission, we are implementing the following strategies in new and emerging molecular diagnostic markets:

     - Building and maintaining strong relationships with key clinical laboratories.

     - Developing a competitive product pipeline to support our leadership position.

     - Leveraging a fast-response product development capability to capture opportunities.

     - Partnering where necessary to optimize our opportunities in molecular diagnostics and in markets where the Invader(R) technology can create unique competitive advantages.

INDUSTRY BACKGROUND

     Prior to the late 1990s, diagnostic testing methods had limited accuracy and served as guides to analysis and detection rather than stand-alone, definitive tests. This has changed with the emergence of nucleic acid testing, or NAT.

     Nucleic acid testing, also referred to as molecular diagnostic testing, is the direct analysis of DNA or RNA. NAT testing is accomplished through genotyping, determining whether a variation or series of variations are present in an individual, or gene expression analysis, determining the level of activity of a specific gene by quantitating the messenger RNA, or mRNA, it is producing. The accuracy and sensitivity advantages of this testing method allow for the direct detection of DNA/RNA, hereditary diseases, and pathogens, rather than monitoring antigens or antibodies. While NAT was initially used primarily for HIV and blood screening, NAT is rapidly displacing conventional testing methods as the industry standard for a variety of applications. For example, the need to perform accurate/high-throughput blood screening and tests for infectious diseases/viral loads has resulted in NAT replacing immunotechnology (immuno assays) as the solution of choice among many clinical labs.

     Today, ongoing scientific research efforts have helped determine that a majority of human diseases possess genetic components. The monumental mapping and sequencing of the entire human genome, discoveries from the Human Genome Project and subsequent research initiatives are all currently being translated into precise clinical applications to diagnose and treat disease. As a result, hundreds of molecular diagnostic tests based on NAT technology are currently being used to identify variations in DNA sequence to detect disease or highlight genetic predispositions. Furthermore, researchers' continuing progress in understanding disease and definitively linking particular diseases to an individual's DNA and RNA have caused key medical thought-leaders to introduce new screening guidelines that incorporate NAT.

     The availability of the human genome sequence, combined with an ever-growing list of variations in DNA sequence and advances in our understanding of the cause and progression of disease, will likely result in the emergence of additional NAT applications. As a result, Third Wave believes that a significant increase in demand for gene-based tests will occur in the coming years.

LIMITATIONS OF CONVENTIONAL METHODS AND THE THIRD WAVE SOLUTION

Presently, a limited number of technology platforms are capable of performing NAT including the following :

     NAME                       PLATFORM                        STATUS
------------------         -----------------         -----------------------------------
PCR                        Target Amplification      Most commonly used technology

TMA/NASBA                  Target Amplification      Market leader for blood screening

Hybrid Capture             Signal Amplification      Currently used primarily for HPV testing

Ligation                   Signal Amplification      Primarily used in Cystic Fibrosis testing

INVADER(R)                 Signal Amplification      Rapid adoption across multiple applications

     Today, almost all methods for analyzing genetic variations are based on hybridization in combination with polymerase chain reaction (PCR).

We believe the Invader(R) platform offers significant competitive advantages compared to the other forms of NAT, including:

     - Exceptional Accuracy - The Invader(R) platform has demonstrated a level of accuracy exceeding 99.9%, surpassing the accuracy of other genetic analysis methods in multiple, independent trials.

     - Ease of Use - Invader(R) products are extremely easy to use for technicians at any skill level. Assays are performed at a single temperature and require no laborious washing steps or gels. Assay setup requires a simple addition of the reagents to the sample and can be completed with minimal hands-on time to set up. Following setup, the Invader(R) platform is hands-off. During a four-to-five hour incubation at a single temperature, technicians are free to perform additional duties.

     - Flexibility/Scalability - The Invader(R) platform is highly scalable, allowing any CLIA-high complexity lab, regardless of size, to utilize the technology.

     - Throughput - Invader(R) offers customers a higher throughput potential than other methods, providing cost and time-saving benefits.

PRODUCTS AND PRODUCT CANDIDATES

Third Wave has applied the Company's proprietary Invader(R) technology to a number of molecular diagnostic, research and other applications. The Company also has a pipeline of new products currently under development, which it anticipates releasing at various times in 2004.

Molecular Diagnostics

PRODUCTS ON THE MARKET

     -   Cystic Fibrosis Screen (cystic fibrosis detection)

     -   Connexin 26 (congenital hearing loss)

     - Factor V Leiden (mutations associated with risk of increased coagulation)

     -   Factor II (mutations associated with risk of increased coagulation)

     -   Factor VII (mutations associated with risk of increased coagulation)

     -   MTHFR (metabolic enzyme associated with cardiovascular disease)

     -   ApoE (mutations associated with cardiovascular disease)

     -   PAI-1 (mutations associated with risk of increased coagulation)

     -   PL A1-A2 (mutations associated with risk of increased coagulation)

     -   Tay-Sachs Disease (Tay-Sachs detection)

     - Glycoprotein IIIa (mutations associated with increased blood clotting and associated coronary diseases)

PRODUCTS IN DEVELOPMENT

     - HCV Genotyping (strain determination and therapy optimization for Hepatitis C)

     - HCV Viral Load (quantification of virus multiplication for prognosis and therapy optimization)

     - HBV Genotyping (strain determination and therapy optimization for Hepatitis B)

     - Prenatal Aneuploidy Assay (detection of fetal chromosomal abnormalities)

     - HPV Detection Assays (detection of human papilloma virus, the most common cause of cervical cancer)

     - Various CYP450 Products (identification of drug response variability to minimize adverse drug reactions and optimize therapy)

     -   Various genetic predisposition products (Tay-Sachs, RET, GALT)

Research Applications

PRODUCTS ON THE MARKET

     - SNP Genotyping (aid in the understanding and analysis of human disease and drug response)

     - Gene Expression (determine how genes regulate or are regulated in certain biological processes)

     - miRNA (examine micro RNAs, or miRNAs, and their role in the regulation of gene expression, control of developmental timing, and mediation of chromosomal functions)

     -   2D6 gene variation (associated with variations in drug response)

PRODUCTS IN DEVELOPMENT

     -   Additional miRNA products

     -   Various expression products

AgBio

PRODUCTS ON THE MARKET

     Third Wave has developed a number of ready-to-use DNA and RNA analysis products for the following applications in the field of agriculture:

     -   Mutation detection

     -   SNP scoring

     -   High-throughput genotyping

     -   Marker-assisted selection

     -   Transgene detection and quantification

     -   Copy-number determination

     -   Genetic disease testing

     -   Gene expression analysis

Other Product Areas

     We believe the Invader(R) technology has demonstrated potential in a number of additional applications outside of Third Wave's specific areas of focus. The Company has strategically chosen to approach each of these opportunistically instead of initiating active programs. These areas of additional application include:

     -   Food and water safety

     -   Bioterrorism

     -   Wellness

     -   Blood screening

     -   Environmental health and safety

TECHNOLOGY

The Invader(R) Platform

     The Invader(R) platform is a simple, scalable and extremely accurate DNA/RNA analysis solution designed to enable any size CLIA-high-complexity laboratory to provide patient results more quickly, increase throughput, and lower costs.

     The Invader(R) platform is a simple isothermal DNA probe-based system for the detection of specific genomic sequences or variations. Invader(R) technology relies on DNA or RNA detection and quantitation rather than DNA amplification. This technology can accurately detect single base changes, insertions, or deletions in DNA and RNA molecules. Our proprietary Invader(R) platform can be differentiated from conventional genetic analysis methods in at least two significant ways. First, our technology uses a patented enzyme, known as the Cleavase(R) enzyme, that only recognizes and cuts the specific structure formed during the Invader(R) process. The benefits of using this structure-specific enzyme versus sequence-specific conventional technologies are enhanced accuracy and specificity, and ease of use. Second, our technology produces a linear amplification of the signal generated by the Invader(R) process rather than an exponential amplification of the target sample as generated with PCR. This linear signal amplification allows researchers to easily quantify target concentration and reduces the effects of sample contamination that may result from the exponential amplification of a target.

MANUFACTURING

     We currently manufacture products at the Company's facility in Madison, Wisconsin. We also outsource the manufacture of select components of assays intended for research applications. We work closely with the vendor of these probes to optimize the manufacturing process, monitor quality control and ensure compliance with our product specifications.

     Third Wave has sufficient capacity to meet our customer requirements, scalable manufacturing systems, and possesses the expertise to manufacture the specialized components of the Company's assays.

     Our molecular diagnostics products are produced in environmentally controlled rooms and are isolated from the rest of the facility. We have registered the facility used for manufacturing our clinical products with the U.S. Food and Drug Administration, or FDA, as a Device Manufacturer and we believe we are in compliance with the FDA's quality system requirements or QSRs.

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

     To date, Third Wave has more than 110 clinical testing customers in the United States. We serve most major clinical laboratories performing tests within the molecular testing market. Outside the United States, Third Wave has established a strong and direct presence in Japan.

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

     During 2003, the majority of our product sales were to international end customers, primarily in Japan. We intend to continue to pursue domestic and international market opportunities through a combination of distribution arrangements and collaborative relationships. In 2002, we established Third Wave-Japan LLC, a wholly-owned subsidiary, for the purpose of working more directly with our customers, collaborators, and distributors in the Japanese market. We have two employees based in Japan. We may also establish direct international sales organizations in other select major markets.

     For a description of our industry segment and our product revenues by geographic area, see Note 12 of the Notes to the Consolidated Financial Statements included under Item 8 of this Form 10-K.

     The Company's business is generally not seasonal.

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

BML

     In December 2000, Third Wave entered into a development and commercialization agreement with BML, Inc., one of the two largest clinical reference laboratories in Japan. Through this agreement, the companies are collaborating to develop and commercialize molecular diagnostics for infectious disease, genetic testing and pharmacogenomics.

     Under the agreement, Third Wave develops mutually agreed upon clinical assays, and BML reimburses development expenses and purchases final product. In 2000, BML paid Third Wave $3.0 million as reimbursement for past development expenses. The agreement further provided for minimum payments by BML of $2.0 million for calendar year 2001 and $1.0 million for each of 2002 and 2003. In 2003, BML paid Third Wave $1.5 million in development program funding and product purchase. The agreement provides for an additional payment to Third Wave in 2004 of $1.5 million for continued product and development.

     As provided by the terms of the agreement, Third Wave develops and supplies BML with clinical assays at preferential prices. Third Wave has certain rights to commercialize the developed assays worldwide; however, such commercialization rights are limited in Japan depending on BML's intellectual property surrounding the specific assay. Further, BML has the right to negotiate the terms and conditions under which BML would have the right to distribute the developed assays in Japan.

     The term of the agreement is until December 31, 2007. The agreement may be terminated by BML on six months written notice. Additionally, either party may terminate the agreement on 60 days notice in the event the other party materially breaches the agreement. In December 2003, Third Wave and BML announced an extension of this agreement for a minimum of one year.

ACLARA BIOSCIENCES, INC.

     In October 2002, Third Wave entered into license and supply agreements with ACLARA BioSciences, Inc. ("Aclara") under which Aclara has nonexclusive rights to incorporate our proprietary Invader(R) technology and Cleavase(R) enzyme with Aclara's eTag(TM) technology platform for multiplexed gene expression applications for the research market. In addition to the nonexclusive license grant, we entered into a supply agreement with Aclara under which we supply Aclara with our proprietary Cleavase(R) enzyme. Finally, the parties have entered into an agreement that provides Aclara access to our Invader(R) Creator software product for the design of Invader(R) assays consistent with the terms of the license agreement.

     In exchange for the license, Aclara made up front payments and will make royalty payments based on sales of the Aclara product. The license, supply and Invader Creator software access agreements supercede the research, development and collaboration agreement between the parties that was announced and executed in October 2001.

     The combination of the Aclara and Third Wave technologies will enable customers to profile many genes simultaneously in a single reaction directly from crude cell lysates, without the need for sample prep or PCR. We believe that this integration of complementary technologies provides a level of throughput and multiplexing that is unprecedented among DNA and RNA detection or quantitation products.

UNIVERSITY OF TOKYO

     In 2003 Third Wave entered into a collaboration with the University of Tokyo to support the genetic research efforts directed by Dr. Yusuke Nakamura, group director of the Research Group for Personalized Medicine at RIKEN and director of the Genome Center at the University of Tokyo. Dr. Nakamura is widely regarded as one of the world's leading genetic researchers and he is the leader of the Japanese portion of the International HapMap Project as well as other large-scale genotyping projects.

     The HapMap Project is a worldwide initiative intended to create a map of common patterns of single nucleotide polymorphisms, or SNPs. SNPs are single-based variations scattered throughout the human genome and believed to be the cause of most genetic variations from hair color to disease susceptibility. Researchers believe that mapping SNPs will assist in the understanding and analysis of human disease and drug response.

     In addition to its ongoing support of the HapMap Project, Third Wave will also support Dr. Nakamura for other research projects primarily related to his new multi-year BioBank Japan project. As the Project Leader of this initiative, Dr. Nakamura has agreed to use the Invader(R) platform to genotype approximately 300,000 Japanese individuals over the next five years.

     Third Wave supplied Dr. Nakamura with more than 200,000 SNP assays to support his genetic research in 2003.

INTELLECTUAL PROPERTY

     We have implemented an aggressive patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. We currently own 31 issued patents and hold exclusive licenses to two issued patents in the United States, own five issued patents in Australia and one issued patent in Canada. We have received notices of allowance for six additional United States patent applications. We have 69 additional United States patent applications pending. In addition, we have licensed rights to patent applications pending in the United States, Japan and other major industrialized nations, covering genetic variations associated with drug metabolism. In addition, we have licensed rights to patents and/or patent applications covering genetic variations associated with certain diseases for which we have designed clinical diagnostic products. Reflecting our international business strategy, we have foreign filings in major industrialized nations corresponding to each major technology area represented in our United States patent and application claims.

     Our issued, allowed and pending patents distinguish us from competitors by claiming proprietary methods and compositions for analysis of DNA and RNA, either genomic or amplified, using structure-specific cleavage processes and compositions. Issued and pending claims are included for assay design methods and compositions, as well as for use of the technology in various read-out formats such as fluorescence resonance energy transfer, mass spectrometry or in conjunction with solid supports such as micro latex beads or chips. We also have issued and pending claims covering oligonucleotide design production systems and methods. These methods also allow multiplexing or analysis of more than one sample in a single reaction, allowing the system to be easily amenable to a wide range of automated and non-automated detection methods.

     The Company's issued United States patents will expire between 2012 and 2020. Our success depends, to a significant degree, on our ability to develop proprietary products and technologies. We intend to continue to file patent applications as we develop new products, technologies and patentable enhancements. Prosecution practices have been implemented to avoid any applicant delays that could compromise the guaranteed minimum patent term. There can be no guarantee that such procedures will prevent the loss of a potential patent term.

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

     In addition to patent protection, we rely on copyright and trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants are required to sign agreements to assign to us their interests in discoveries, inventions, patents and copyrights arising from their work for us. They are also required to maintain the confidentiality of our intellectual property, and refrain from unfair competition with us during their employment and for a period of time after their employment with us, including solicitation of our employees and customers. We cannot be certain that these agreements will not be breached or invalidated. In addition, we cannot assure that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technologies.

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

     In September 2002, we filed a patent infringement suit against EraGen Biosciences, Inc. The complaint alleged that EraGen Biosciences, Inc. was infringing certain claims of two Company patents. In March 2003, the court issued a Markman ruling confirming Third Wave's interpretation of the patent claims at issue, resulting in a settlement between the two companies. As part of the EraGen settlement, Third Wave agreed to dismiss the lawsuit and to issue a covenant not to sue under certain Third Wave patents. In exchange, EraGen agreed to cease and desist from the development and sale of its Gene Code products 1.0,
1.2 and 1.3 and agreed not to use technologies employing invasive cleavage.

     In the future, we may become involved in lawsuits in which third parties file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technologies licensed to us, or whether those claims will harm our business. We may be forced to defend against such claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, and may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we may have to develop costly non-infringing technologies, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, if at all, which could seriously harm our business and financial condition.

COMPETITION

     The markets for our technologies and products are very competitive, and we expect the intensity of competition to increase. Currently, we compete primarily with other companies that are pursuing technologies and products that provide alternatives to our technologies and products. Many of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development than we have. Moreover, competitors may have greater name recognition than we do and may offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products or render our products obsolete.

     In the research market, we compete with several companies offering alternative technologies which differ from the Invader(R) product platform. These companies include, among others: Affymetrix, Inc., Amersham Biosciences, Nuvelo, Inc., Illumina, Inc., Luminex Corporation, Molecular Devices Corporation, Nanogen, Inc., Applera Corporation, Biotage AB, Qiagen, N.V. and Sequenom, Inc.

     We compete with many companies in the United States and abroad engaged in the development, commercialization and distribution of similar products intended for clinical applications. These companies may have or develop products competitive with the products offered by the Company. Also, clinical laboratories may offer testing services that are competitive with our products. Clinical laboratories may use reagents purchased from us or others to develop their own diagnostic tests. Such laboratory-developed tests may not be subject to the same requirements for clinical trials and FDA submission requirements that may apply to Company products.

     In the clinical market, we also potentially compete with several companies offering alternative technologies which differ from the Invader(R) product platform. These companies include, among others: Abbott Laboratories, Bayer Corporation, Becton, Dickinson and Company, BioRad Laboratories, Inc., Chiron Corporation, Dade Behring Inc., Digene Corp., Hoffman-La Roche Ltd., Gen-Probe, Luminex Corporation, Beckman Coulter, Inc., Sequenom, Inc., Nanogen, Applera Corporation companies including Applied Biosystems and Celera, Innogenetics, Inc., and TM Bioscience Corporation.

GOVERNMENT REGULATION

     We do not anticipate that our products that will be labeled for research use only, or RUO, or those products used in drug discovery or genomics will be subject to significant government regulation. The manufacture, labeling, distribution and marketing of our products labeled as analyte specific reagents, or ASRs, or labeled for clinical use will be regulated as medical devices by the FDA and in certain other countries. We believe our products currently marketed pursuant to FDA regulations as ASRs, as well as those products we intend to market in the future as ASRs, are exempt from the 510(k) premarket notification and premarket approval requirements. However, certain of our products or their applications may require that we obtain, or we may choose to obtain, regulatory clearances or approvals. These products would include, for example, clinical products that we choose to market as in vitro diagnostic products rather than as ASRs. We expect that we will apply for FDA clearances or approvals for some of our future products.

     The Food, Drug and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a premarket notification clearance or a premarket approval, known as a PMA. Some of our clinical products may require a PMA, others may require a 510(k). Other products, like ASRs, may be exempt from regulatory clearance or approval.

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

     Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how our device is marketed or to whom it may be sold. Even in the case of devices like ASRs, many of which are exempt from 510(k) clearance or PMA approval requirements, the FDA may impose restrictions on marketing. Our ASR products may be sold only to clinical laboratories certified under Clinical Laboratory Improvement Amendments of 1988, or CLIA, to perform high complexity testing. In addition to requiring approval or clearance for new products, the FDA may require approval or clearance prior to marketing products that are modifications of existing products. We cannot assure you that any necessary 510(k) clearance or PMA approval will be granted on a timely basis, or at all. Delays in receipt of or failure to receive any necessary 510(k) clearance or PMA approval or the imposition of stringent restrictions on the labeling and sales of our products could have a material adverse effect on us. As a medical device manufacturer, we are also required to register and list our products with the FDA. In addition, we are required to comply with the FDA's quality systems regulations, or QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. In addition, the medical device reporting regulation requires that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

     Our manufacturing facility is subject to periodic and unannounced inspections by the FDA and state agencies for compliance with quality system regulations. Additionally, the FDA will conduct a preapproval inspection for all PMA devices and in some cases for 510(k) devices. Although we believe we are in compliance with the FDA's quality system regulations for ASRs, we have never been inspected by the FDA and cannot assure that we will be able to maintain compliance in the future. If the FDA believes that we are not in compliance with applicable laws or regulations, it can issue a warning letter, detain or seize our products, issue a recall notice, enjoin future violations and assess civil and criminal penalties against us. In addition, approvals or clearances could be withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on us.

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

     We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of and the cost of compliance with these regulations could have a material adverse effect on our business.

EMPLOYEES

     As of December 31, 2003, we employed 156 persons, of whom 27 hold doctorate degrees and 109 hold other advanced degrees. Approximately 54 employees are engaged in research and development, 35 in business development, sales and marketing, 31 in operations and manufacturing and 36 in intellectual property, finance and other administrative functions. Our success will depend in large part on our ability to attract and retain qualified employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

     WE HAD AN ACCUMULATED DEFICIT OF $133.8 MILLION AT DECEMBER 31, 2003, AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have had substantial operating losses since our inception in 1993, and we expect our operating losses to continue over the foreseeable future. We experienced net losses of $36.8 million in 2001, $40.9 million in 2002, and $8.1 million in 2003. In order to further develop our products and technologies, including development of new products for the clinical market, we will need to incur significant expenses in connection with our internal research and development and commercialization programs. As a result, we expect to incur operating losses for the foreseeable future. In addition, there is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience protracted or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

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

     Research and development costs associated with our products and technologies, as well as facilities costs, personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. Research and development expenses for the years ended December 31, 2003, 2002 and 2001 were $12.0 million, $13.9 million and $16.2 million, respectively. We cannot adjust these expenses quickly in the short term. If our revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly. Failure to achieve anticipated levels of revenues could significantly harm our operating results for one or more fiscal periods. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, our operating results in a future fiscal quarter may not meet the expectations of stock market analysts and investors. In that case, our stock price would likely decline and investors would experience a decline in the value of their investment.

     OUR TECHNOLOGIES AND COMMERCIAL PRODUCTS MAY NOT BE COMMERCIALLY VIABLE OR SUCCESSFUL, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     We are currently developing and commercializing only a limited number of products based on our technologies. We plan to develop additional products. We cannot assure you that we will be able to complete development of our products that are currently under development or that we will be able to develop additional new products. In addition, some of the genetic variations for which we develop our products may not be useful or cost effective in assisting therapeutic selection, patient monitoring or diagnostic applications. In this event, our sales of products for these genetic variations would diminish significantly or cease, and we would not be able to recoup our investment in developing these products. Accordingly, if we fail to successfully develop our products and technologies or if our technologies are not useful in the development of commercially successful products, we may not achieve a competitive position in the market. If we fail to do so, our revenues will be seriously harmed and it is unlikely that we will ever achieve profitability. Market acceptance of our products will depend on widespread acceptance of such products by doctors and clinicians. The use of products to assess genetic variation, gene expression or identify infectious diseases is relatively new and remains uncertain. If clinicians and doctors do not adopt our products, our business, financial condition and results of operation could be adversely affected. In these events, our stock price would likely decline.

     WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY NEED TO MODIFY, EXPAND OR ESTABLISH NEW MANUFACTURING FACILITIES AS WE COMMERCIALIZE OUR PRODUCTS.

     We have limited experience manufacturing our products and have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We may need to establish new manufacturing processes or facilities, modify existing facilities and processes, or outsource product component manufacturing. Facilities expansion and development, process improvements, and outsourcing manufacturing can be delayed by unforeseen circumstances, including inability to obtain needed manufacturing equipment on a timely basis, difficulties with facility construction and completion of improvements and difficulties incorporating new processes and vendor supply issues associated with component outsourcing. If we fail to meet our manufacturing needs, we may not be able to provide our customers with the quantity of products they require, which would damage customer relations and result in reduced revenues. Additionally, some of our products must be manufactured in accordance with FDA's quality system regulations, known as QSRs. We have limited experience in manufacturing our products in compliance with QSRs and cannot guarantee that our manufacturing and production systems are in compliance with the QSRs.

     Key components of our products may be sourced from single suppliers or a limited number of suppliers. Specifically, oligonucleotides for many of our research use only products are sourced from a single supplier. In addition, some of the components incorporated into our products may be proprietary and unavailable from secondary sources. Finally, to comply with QSR, we must verify that our suppliers of key components are in compliance with all applicable FDA regulations and meet Company standards for quality. The above factors all contribute to scenarios where the Company may not be able to arrange for alternative supply sources. If our suppliers are unable or unwilling to supply us on commercially acceptable terms with these components, we may be unable to satisfy demand for our product on reasonable terms, if at all, which may have an adverse effect on our business, financial condition and results of operations.

     WE HAVE LIMITED SALES AND MARKETING EXPERIENCE, AND AS A RESULT, MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OUR COMPETITORS IN COMMERCIALIZING OUR POTENTIAL PRODUCTS.

     We currently have a small sales force, consisting of nine individuals focused on the clinical market and will need to increase the size of our sales force as we further commercialize our products. In particular, as we introduce new clinical products, we will need to increase our clinical applications sales force. We are not currently able to estimate the number of new sales personnel we will require. However, this number could be significant and we may not be able to recruit, hire and train a sufficient number of sales personnel in a short time frame. We also intend to market our products through collaborations and distribution agreements with diagnostics, biopharmaceutical and life science companies. We cannot assure you that we will be able to establish a successful sales force or to establish collaboration or distribution arrangements to market our products. If we are unable to implement an effective marketing and sales strategy, we will be unable to grow our revenues and execute our business plan. This would have an adverse effect on our business, financial condition and results of operations.

     With respect to our clinical molecular diagnostics business, we have limited experience with sales of our products outside of the United States. We cannot guarantee that we will successfully develop sales, distribution, product and customer support capabilities internationally that will enable us to generate significant revenue from sales outside the United States. In addition, sales made outside the United States are subject to foreign regulations typical to the sale and marketing of our products which may pose an additional risk for the Company. If we fail to increase our revenues from sales outside of the United States, this would have an adverse effect on our business, financial condition and results of operations.

     Our clinical customer base is dominated by a small number of large clinical testing laboratories including Laboratory Corporation of America, Quest Diagnostics, Inc. and Specialty Laboratories, Inc. If we are unable to increase sales to, maintain current pricing levels or if our new product introductions are not accepted by this small number of large clinical laboratory customers in the United States, our revenues and business may suffer materially.

     WE MAY REQUIRE ADDITIONAL FUNDING FOR OUR FUTURE OPERATING PLANS. THESE FUNDS MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

     We anticipate that our existing capital resources together with cash from product sales will be sufficient to fund our operating and capital requirements for at least the next 12 months. We may, however, need to raise additional capital. We have expended significant resources and expect to continue to expend significant resources to improve production processes and in our research and product development and commercialization activities. The amount of additional capital we will need to raise will depend on many factors, including:

     -   our progress with our research and development programs;

     - the needs we may have to pursue FDA clearances or approvals of our products;

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

     If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our shareholders' percentage ownership in the Company will be reduced. In addition, these transactions may dilute the value of our outstanding stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable to us. If future financing is not available to us or is not available on terms acceptable to us, we may not be able to fund our future needs which would have an adverse effect on our business, financial condition and results of operations.

     COMMERCIALIZATION OF OUR TECHNOLOGIES MAY DEPEND ON STRATEGIC PARTNERSHIPS AND COLLABORATIONS WITH OTHER COMPANIES, AND IF OUR CURRENT OR FUTURE PARTNERSHIPS AND COLLABORATIONS ARE NOT SUCCESSFUL, WE MAY EXPERIENCE DIFFICULTY COMMERCIALIZING OUR TECHNOLOGIES AND PRODUCTS.

     In order to augment our internal sales and marketing efforts and to reach additional product and geographic markets, we have entered into or may enter into strategic partnerships and collaborations for the development, marketing, sales or distribution of our products. We intend to enter into additional arrangements in the future. These agreements provide us, in some instances, with distribution of our products, access to products and technologies that are complementary to ours and funding for development of our products. We may also be dependent on collaborators for regulatory approvals and clearances, and manufacturing in particular geographic and product markets. If our strategic partnerships and collaborations are not successful, we may not be able to develop or successfully commercialize the products that are the subject of the collaborations on a timely basis, if at all or effectively distribute our products. In addition, if we do not enter into additional partnership agreements, or if these agreements are not successful, our ability to develop, commercialize and distribute products will be negatively affected which will harm our future operating results.

     We have no control over the resources that any partner or collaborator may devote to our products. Any of our present or future partners or collaborators may not perform their obligations as expected. These partners or collaborators may breach or terminate their agreements with us or otherwise fail to meet their obligations or perform their collaborative activities successfully and in a timely manner. Further, any of our partners or collaborators may elect not to develop products arising out of our partnerships or collaborations or devote sufficient resources to the development, manufacture, commercialization or distribution of these products. If any of these events occur, we may not be able to develop our products and technologies and our ability to generate revenues will decrease.

     OUR STRATEGY FOR DEVELOPING AND COMMERCIALIZING PRODUCTS DEPENDS IN PART ON OUR ABILITY TO FORM RESEARCH COLLABORATIONS AND LICENSING ARRANGEMENTS. IF WE ARE NOT ABLE TO ENTER INTO THESE COLLABORATIONS AND ARRANGEMENTS ON ACCEPTABLE TERMS OUR RESULTS WILL SUFFER.

     Our strategy involves the formation of research collaborations with clinical laboratories, biotechnology companies, academic institutions and pharmaceutical companies involved in developing genetic variation analysis for use in diagnostics, disease association studies and personalized treatment approaches to medicine. Under these arrangements, we may offer our products and technologies at a reduced cost in exchange for rights to commercialize discoveries made using our technologies. As a result, we may be dependent on our collaborators as a source of new products and technologies. If these collaborations are not successful, and do not provide us with new products and technologies, our results of operations would suffer and our future prospects and revenue growth would be impaired.

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

     Certain of our strategic, research collaboration, customer supply agreements may be terminated with little or no notice. In particular, the supply of products to Japanese customers may be terminated upon specified notice at any time. These customers will likely account for a significant portion of our revenues for 2004. Accordingly, early termination of these relationships and supply agreements would seriously harm our revenues, and in turn our business and financial condition. In addition, we intend to seek additional strategic collaborations and licenses with third parties, who may negotiate provisions with us that allow them to terminate their agreements with us prior to the expiration of the negotiated term. It is likely that, as a result of the prevalence of such provisions in collaboration agreements involving biotechnology companies, we will enter into agreements that give either or both parties the right to terminate prior to expiration of the stated term of the agreement.

     If a third party collaborator or licensee were to unexpectedly terminate its agreement with us or otherwise fail to perform its obligations under our collaboration agreement or to complete them in a timely manner, we could lose significant revenues. In particular, early termination of any of our strategic collaborations or partnerships could harm our financial condition and operating results because we rely on these agreements for product sales, product development and access to new product applications. In addition, unexpected termination of collaborations or licenses could also result in our loss of important intellectual property or other rights which we had intended to obtain under these agreements. If any of these events were to occur, our business and our financial condition could be seriously harmed.

     WE RELY ON A SINGLE CUSTOMER FOR A MAJORITY OF OUR BUSINESS AND THE LOSS OF THAT CUSTOMER, OR A REDUCTION OR CANCELLATION OF A SIGNIFICANT ORDER, COULD HARM OUR FINANCIAL CONDITION.

     Approximately $25.0 million, or 69%, of our revenue in 2003 was derived from sales to a major Japanese research institute, for use by several end-users. Sales to that research institute accounted for 51% and 76% of our revenue in 2002 and 2001, respectively. If we lose this customer, or if it significantly reduces purchases of our product, our business, financial condition and results of operations could be harmed.

     WE ARE IN A HIGHLY COMPETITIVE INDUSTRY AND MARKETPLACE. COMPETITIVE DEVELOPMENTS, INCLUDING NEW TECHNOLOGIES THAT RENDER OURS LESS COMPETITIVE OR OBSOLETE, COULD SERIOUSLY HARM OUR BUSINESS.

     The biotechnology and life sciences industries generally and the genetic analysis and molecular diagnostics markets specifically are highly competitive, and we expect the intensity of competition to increase. We compete with organizations in the United States and abroad that develop and manufacture products and provide services for the analysis of genetic information for research and/or clinical applications. These organizations include:

     - diagnostic, biotechnology, pharmaceutical, healthcare, chemical and other companies;

     -   academic and scientific institutions;

     -   governmental agencies;

     -   public and private research organizations; and

     -   clinical labs.

     Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently making or developing technologies, products or services that compete with or are being designed to compete with our technologies and products. Our competitors may develop or market technologies, products or services that are more effective or commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete. Competitors may make rapid technological developments which may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue or market acceptance. Competitors may also obtain regulatory advances or approvals of their diagnostic products more rapidly than we do. Accordingly, if competitors introduce superior technologies or products or obtain regulatory approvals or clearances quicker than we do, and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our competitive position, and in turn our business, revenues and financial condition, will be seriously harmed. This, in turn, would likely cause our stock price to decline.

     Our existing and potential competitors may be in the process of seeking FDA or foreign regulatory approval for their respective products or may also enjoy substantial advantages over us in terms of research and development expertise, clinical trial expertise, experience in submission of products to regulatory authorities and the marketing or commercialization of FDA approved or cleared products. In addition, many of our competitors may have or will establish third-party reimbursement for their products. We may not be able to compete effectively against competitors that hold such an advantage which may have a material adverse effect on our business, financial condition and results of operations

     IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY METHODS AND TECHNOLOGIES, WE MAY NOT BE ABLE TO COMMERCIALIZE PRODUCTS.

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

     We also may apply for patent protection on novel genetic variations in known genes and their uses, as well as novel uses for previously identified genetic variations discovered by third parties. In the latter cases or in the area of new product development, we may need a license from the holder of the patent with respect to such genetic variations in order to make, use or sell any related products. We may not be able to acquire such licenses on terms acceptable to us, if at all.

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

     We have in the past and may in the future become a party to litigation involving patents and intellectual property rights. In October 2000, we settled a dispute with ID Biomedical Corporation in which ID Biomedical had claimed that our products and processes infringed their patents. In the ID Biomedical settlement, we paid $4.0 million in cash and issued 545,454 shares of common stock and, in exchange, ID Biomedical dismissed its lawsuit against us and agreed not to sue us, our affiliates, our customers and certain others for infringement of patents held by ID Biomedical. In December 2000, we entered into a licensing arrangement with Dade Behring in order to resolve an intellectual property dispute between us and Dade Behring. In September 2002, we filed a patent infringement suit against EraGen Biosciences, Inc. alleging that certain activities and products of the defendant infringes upon US Patents issued to the Company. On April 9, 2003, we settled this litigation with EraGen's agreement to cease and desist from the development and sale of certain products and technologies.

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

     Our future success will depend on the continued services and on the performance of our senior management and scientific staff.

     If a competitor hired members of our senior management staff or scientific staff, or if for any reason these employees would not continue to work for us, we would have difficulty hiring employees with equivalent skills.

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

     In the United States, the FDA regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits. Some clinical laboratories, however, purchase clinical products which are marketed under FDA regulations as ASRs, and develop and prepare their own finished diagnostic tests called "home brews." FDA also considers ASRs to be medical devices. The FDA restricts the sale of these products to clinical laboratories certified under CLIA to perform high complexity testing. We currently market our diagnostic products as ASRs. Consequently, these clinical products will be regulated as medical devices. The FDA has announced previously its intention to reexamine its ASR rules and definitions. Should the FDA modify the ASR rules in a fashion that makes the ASR category difficult or impossible for us to market our products, we may be required to terminate our ASR product sales, conduct clinical studies and make submissions of our products to the FDA for clearance or approval. In that event, we could experience significant revenue loss, additional expenses and loss of our clinical customer base which would cause the market price of our stock to decline.

     Unless otherwise exempt, medical devices require FDA approval or clearance prior to marketing in the United States. Although we believe our currently marketed products, as well as those ASRs we intend to market in the future, are exempt from 510(k) premarket notification and premarket approval requirements, the process of obtaining approvals and clearances necessary to market our proposed clinical products can be time-consuming, expensive and uncertain. To date, we have not applied for FDA or any other regulatory approvals or clearances with respect to any of our clinical diagnostic products. However, clinical products that we may seek to introduce in the future may require FDA approvals or clearances prior to commercial sale in the United States. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new clinical products. In addition, we cannot assure that regulatory approval or clearance of any clinical products for which we seek such approvals will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all.

     If approval or clearance is obtained we will be subject to continuing FDA obligations. When manufacturing medical devices, including ASRs, we will be required to adhere to Quality System regulations, which will require us to manufacture our products and maintain records in a prescribed manner. We have never been subject to an FDA Quality System inspection, and we cannot assure that we can pass an FDA audit or maintain compliance in the future. Further, the FDA may place substantial restrictions on the indications for which our products may be marketed or to whom they may be marketed. Additionally, there can be no assurance that FDA will not require us to conduct clinical studies as a condition of approval or clearance. Failure to comply with applicable FDA requirements can result in, among other things:

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

     Our research, development and manufacturing activities involve the use, transportation, storage and disposal of hazardous materials and are subject to related environmental and health and safety statutes and regulations. As we expand our operations, our increased use of hazardous substances will lead to additional and more stringent requirements. This may cause us to incur substantial costs to maintain compliance with applicable statutes and regulations. In addition, we are obligated to file a report to the United States Environmental Protection Agency, or EPA, regarding specified types of microorganisms we use in our operations. The EPA could, upon review of our use of these microorganisms, require us to discontinue its use. If this were to occur, we would have to substitute a different microorganism from the EPA's approved list. We could experience delays or disruptions in production while we convert to the new microorganism. In addition, any failure to comply with laws and regulations and any costs associated with unexpected and unintended releases of hazardous substances by us into the environment, or at disposal sites used by us, could expose us to substantial liability in the form of fines, penalties, remediation costs or other damages and could require us to shut down our operations. Any of these events would seriously harm our business and operating results.

     WE MAY BE HELD LIABLE FOR ANY INACCURACIES ASSOCIATED WITH GENETIC ANALYSIS TESTS PERFORMED USING OUR PRODUCTS, WHICH MAY REQUIRE US TO DEFEND OURSELVES IN COSTLY LITIGATION.

     We may be subject to claims resulting from incorrect results of analysis of genetic variations or other screening tests performed using our products. Litigation of these claims can be costly. We could expend significant funds during any litigation proceeding brought against us. Further, if a court were to require us to pay damages to a plaintiff, the amount of such damages could significantly harm our business, financial condition and results of operations.

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

     RELIANCE ON COMPUTER HARDWARE, SOFTWARE AND APPLICATIONS FOR OPERATIONS

     We depend on the continuous, effective, reliable and secure operation of our computer hardware, software, networks, servers, related infrastructure and applications for the successful operations of our business. Should we encounter difficulties with such systems, our business, financial condition and results of operations could be negatively impacted.

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

    WE HAVE VARIOUS MECHANISMS IN PLACE THAT A STOCKHOLDER MAY NOT CONSIDER FAVORABLE AND WHICH MAY DISCOURAGE UNSOLICITED TAKEOVER ATTEMPTS.

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

     OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS WILL HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

     As of February 27, 2004, our directors, executive officers and principal stockholders beneficially own, in the aggregate, approximately 31% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which you might otherwise approve.

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

     REIMBURSEMENT FOR USE OF OUR TESTS

     Sales of our products will depend, in large part, on the availability of adequate reimbursement to users of those products from government insurance plans, managed care organizations and private insurance plans. Physicians' recommendations to use our products are likely to be influenced by the availability of reimbursement by insurance companies and other third-party payors. There can be no assurance that insurance companies or third-party payors will provide or continue to provide coverage for our products or that reimbursement levels will be adequate for the reimbursement of the providers of our products. In addition, outside the United States, reimbursement systems vary from country to country and there can be no assurances that third-party reimbursement will be made available at an adequate level, if at all, for our products under any other reimbursement system. Lack of or inadequate reimbursement by government or other third-party payors for our products would have a material adverse effect on our business, financial condition and results of operations.

     AVAILABLE INFORMATION

     The Company makes available financial information, news releases and other information on its Web site at www.twt.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on its Web site as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     Our facility consists of space for research and development, manufacturing, product support operations, marketing and corporate headquarters and administration. Our facility is located in Madison, Wisconsin. Our facility is leased and described by the following:

                             APPROX.
                             SQUARE
   TYPE OF FACILITY          FOOTAGE          LEASE EXPIRATION
---------------------------  -------  ------------------------------
Headquarters, research and
development, manufacturing,
selling, marketing, and
administration...........     95,000  September 2011, with option to
                                      extend for three 5-year periods.

     Under the terms of the existing lease, we pay rent of approximately $138,000 per month. We believe that our current facility will be adequate to meet our near-term space requirements and are currently seeking to sublease corporate office space. We also believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business. There are no material legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the NASDAQ National Market under the symbol "TWTI" and has been publicly traded since February 2001. The following table sets forth for each quarter in 2003 and 2002 the high and low sales prices per share, based on closing prices, for our common stock as reported on the NASDAQ Stock Market.

 FISCAL YEAR ENDED
 DECEMBER 31, 2003      HIGH        LOW
-------------------    -------    -------
First Quarter......    $  3.70    $  2.64
Second Quarter.....    $  5.30    $  3.29
Third Quarter......    $  4.65    $  3.13
Fourth Quarter.....    $  4.75    $  3.25

 FISCAL YEAR ENDED
 DECEMBER 31, 2002       HIGH      LOW
-------------------    -------   -------
First Quarter......    $  7.65   $  3.09
Second Quarter.....    $  4.31   $  2.13
Third Quarter......    $  2.35   $  1.35
Fourth Quarter.....    $  3.11   $  1.32

     As of March 12, 2004, approximately 380 shareholders of record held our common stock.

     We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data that is derived from the Company's audited financial statements. All the information should be read in conjunction with the Company's audited financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this filing. The Company's audited statements of operations for the years ended December 31, 2003, 2002, and 2001 and the audited balance sheets as of December 31, 2003 and 2002 are included elsewhere in this filing. The corresponding selected financial data set forth below should be read in conjunction with such audited financial statements.

                                                                      FOR YEAR ENDED DECEMBER 31,
                                                             (in thousands, except for per share amounts)
                                                   -------------------------------------------------------------
                                                     1999         2000         2001        2002           2003
                                                   --------    ----------   ---------   ----------     ---------
STATEMENT OF OPERATIONS DATA:

Revenues                                           $ 2,574     $  11,417    $  34,092   $   32,355     $  36,320

Operating expenses:
  Cost of goods sold                                 2,290        11,518       32,746       21,320        12,840
  Research and development                           4,315         7,337       16,179       13,934        12,035
  Selling and marketing                              2,408         4,983        9,200        9,578         8,859
  General and administrative                         3,725         7,408       14,521       11,984        10,363
  Restructuring and other charges                        -             -            -       11,087             -
  Impairment of goodwill and other intangible
   assets                                                -         5,789            -        4,810             -
  Merger costs                                         116           833            -            -             -
                                                   -------     ---------    ---------   ----------     ---------
     Total operating expenses                       12,854        37,868       72,646       72,713        44,097
                                                   -------     ---------    ---------   ----------     ---------
Loss from operations                               (10,280)      (26,451)     (38,554)     (40,358)       (7,777)
Other income (expense), net                            566           877        1,762         (506)         (339)
                                                   -------     ---------    ---------   ----------     ---------
Net loss                                            (9,714)      (25,574)     (36,792)     (40,864)       (8,116)
Deemed dividend upon issuance of convertible
  preferred stock                                        -       (17,023)           -            -             -
                                                   -------     ---------    ---------   ----------     ---------
Net loss attributable to common shareholders       $(9,714)    $ (42,597)   $ (36,792)  $  (40,864)       (8,116)
                                                   =======     =========    =========   ==========     =========
Basic and diluted net loss per share               $ (0.68)    $   (2.83)   $   (1.03)  $    (1.04)    $   (0.20)
                                                   =======     =========    =========   ==========     =========
Shares used in computing basic and diluted net
  loss per share                                    14,183        15,078       35,714       39,457        39,749
Pro forma basic and diluted net loss per share (a)             $   (0.98)   $   (0.98)

Shares used in computing pro forma basic and
diluted net loss per share                                        26,120       37,483

                                                                              DECEMBER 31,
                                                                             (in thousands)
                                                   --------------------------------------------------------------
                                                      1999         2000         2001        2002           2003
                                                   ---------    ----------   ---------   ----------     ---------
BALANCE SHEET DATA:

Cash, cash equivalents, and short term
investments                                        $ 12,919     $  47,179    $  73,299   $   60,315     $  57,816
Working capital                                      13,774        29,122       64,834       43,518        42,655
Total assets                                         20,289        83,193      131,615       89,223        80,422
Long-term obligations, net of current portion           420        12,095        6,694           13            13
Accumulated deficit                                 (22,575)      (48,149)     (84,852)    (125,715)     (133,832)
Total shareholders' equity                           17,199        47,039      104,753       65,287        59,288

(a) Pro forma basic and diluted net loss per common share for 2000 and 2001 gives effect to common stock equivalent shares arising, assuming that the preferred stock and convertible note payable were converted to common stock upon issuance using the "if converted" method. This pro forma disclosure has been included because the preferred stock and convertible note payable automatically converted to common stock upon closing of the initial public offering in February 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Selected Financial Data" and our financial statements, including the notes thereto, included elsewhere in this Form 10-K.

================================================================================

OVERVIEW

     Third Wave Technologies, Inc. is a leading molecular diagnostics company. We believe our proprietary Invader(R) technology, a novel, chemistry-based platform, is easier to use, more accurate and cost-effective, and enables higher testing throughput. These and other advantages conferred by our technology platform are enabling us to provide physicians and researchers with superior tools to diagnose and treat disease.

     More than 110 clinical laboratory customers are using Third Wave's products. Our customer base also includes the Japanese government's share of the International Haplotype Map Project. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.

     Third Wave markets a growing number of products including analyte-specific reagents (ASRs). These ASRs allow certified clinical reference laboratories to create assays to screen for cystic fibrosis and other inherited disorders, and to test for the Factor V Leiden and a host of other mutations associated with predisposition to cardiovascular and other diseases. The Company has developed or plans to develop a menu of molecular diagnostic products for clinical applications that include genetic testing, pharmacogenetics, chromosomal analysis, infectious disease, and women's health. The Company also has a number of other Invader(R) products including those for research, agricultural and other applications.

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

RESTRUCTURING AND OTHER CHARGES

     The restructuring and other charges resulting from the restructuring plan in the third quarter of 2002 was recorded in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," and FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The restructuring charge was comprised primarily of costs to consolidate facilities, impairment charges for abandoned leasehold improvements and equipment to be sold or abandoned, prepayment penalties related mainly to capital lease obligations on equipment to be sold or abandoned, and other costs related to the restructuring. In calculating the cost to consolidate the facilities, we estimated the future lease and operating costs to be paid until the leases are terminated and the amount, if any, of sublease receipts for each location. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Estimates were also used in our calculation of the estimated realizable value on equipment that was held for sale. These estimates were formed based on recent history of sales of similar equipment and market conditions. Our assumptions on the lease termination payments, operating costs until terminated, and the offsetting sublease receipts may turn out to be incorrect and our actual cost may be materially different from our estimates.

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

     Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The annual impairment test was completed in the quarters ended September 2002 and 2003.

DERIVATIVE INSTRUMENTS

     We sell products in a number of countries throughout the world. During 2003 and 2002, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. We purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. Contracts outstanding at December 31, 2003 represented a combined U.S. dollar equivalent commitment of approximately $9.5 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

INVENTORIES -- SLOW MOVING AND OBSOLESCENCE

     Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At December 31, 2003, our inventory reserves were $750,000, or 35% of our $2.1 million total gross inventories.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

     Revenues. Revenues for the year ended December 31, 2003 of $36.3 million represented an increase of $3.9 million as compared to revenues of $32.4 million for the year ended December 31, 2002.

     Product revenues increased to $35.1 million for the year ended December 31, 2003, from $28.9 million in the year ended December 31, 2002. The increase in product sales during 2003 resulted from an increase in US molecular diagnostic sales and higher genomic research product sales to the Japanese government compared to prior year. We expect our molecular diagnostic revenues to increase in 2004.

     Development revenues decreased to $0.9 million for the year ended December 31, 2003, from $1.6 million for the year ended December 31, 2002. The decrease was primarily due to a decrease in funding amounts per our development and commercialization agreement with BML, Inc (BML). Under the agreement, we develop assays in accordance with a mutually agreed development program for use in clinical applications by BML. We expect our development revenues to decrease in 2004.

     License and royalty revenue decreased to $0.2 million in the year ended December 31, 2003 from $1.5 million for the corresponding period of 2002. The decrease is due to a decrease in license revenue from Aclara. In the year ended December 31, 2003, we received royalty revenue of $0.1 million from Aclara, per the license and supply agreement, compared to revenue of $1.5 million for the license granted to Aclara in the year ended December 31, 2002.

     Significant Customer. We generated $25.0 million, or 69% of our revenues from sales to a major Japanese research institute for use by several end-users during the year ended December 31, 2003. As of December 31, 2003, $1.0 million of our accounts receivable were attributable to this customer. This customer will continue to purchase Company products in 2004, however, the timing and total of such purchases will be influenced by the funding process and amounts which are unpredictable and unknown to Third Wave.

     Cost of Goods Sold. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the year ended December 31, 2003, cost of goods sold decreased to $12.8 million, compared to $21.3 million for the year ended December 31, 2002. The decrease was due to lower fixed costs as a result of the restructuring that occurred in the third quarter of 2002. We expect gross margin to improve as clinical revenues increase.

     Research and Development Expenses. Our research activities are focused on moving our technology into broader markets. Our development activities are focused on new products to expand our molecular diagnostics menu. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the year ended December 31, 2003 were $12.0 million, compared to $13.9 million for the year ended December 31, 2002. The decrease in research and development expenses was primarily attributable to decreased material costs for assay and product development and a decrease in fees paid for consulting, development, and other services. We will continue to invest in research and development, and expenditures in this area may increase as we expand our product development efforts.

     Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the year ended December 31, 2003 were $8.9 million, a decrease of $0.7 million, as compared to $9.6 million for the year ended December 31, 2002. The decrease is attributable to a combination of a reduction in distributor commissions and consulting fees and an increase in personnel related expenses. We anticipate selling and marketing expenses to be at or above 2003 levels.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses decreased to $10.4 million for the year ended December 31, 2003, from $12.0 million for the year ended December 31, 2002. The decrease was due to a decrease in personnel related expenses and consulting fees in 2003 compared to 2002.

     Interest Income. Interest income for the year ended December 31, 2003 was $0.6 million, compared to $1.0 million for the year ended December 31, 2002. This decrease was primarily due to lower interest rates and lower cash balances in 2003 compared to 2002.

     Interest Expense. Interest expense for the year ended December 31, 2003 was approximately $0.3 million, compared to $1.1 million in the year ended December 31, 2002. The decrease in interest expense was primarily due to lower interest rates on debt.

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

     Development revenues decreased to $1.6 million for the year ended December 31, 2002, from $3.1 million for the year ended December 31, 2001. The decrease is primarily due to a scheduled decrease in funding amounts per our development and commercialization agreement with BML. Under the agreement, we develop assays in accordance with a mutually agreed development program for use in clinical applications by BML.

     License and royalty revenue of $1.5 million was from the license and supply agreement with Aclara. In October 2002, we and Aclara announced that we have entered into license and supply agreements under which Aclara will have nonexclusive rights to incorporate our proprietary Invader technology and Cleavase enzyme with Aclara's eTag(TM) technology platform for multiplexed gene expression applications for the research market. In exchange for the license, Aclara has made up front payments and will make royalty payments to the Company based on sales of the Aclara product. We also recognized revenue of $2.8 million for product shipped during 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of December 31, 2003, we had cash, cash equivalents and short-term investments of $57.8 million.

     Net cash used in operations for the year ended December 31, 2003 was $3.2 million, compared with $14.0 million in 2002 and $30.3 million in 2001. The decrease was primarily due to lower operating expenses and losses.

     Net cash provided by investing activities for the year ended December 31, 2003 was $0.2 million, compared to a cash usage of $8.7 million in 2002 and $4.4 million in 2001. Capital expenditures were $0.2 million in the year ended December 31, 2003, compared to $2.3 million in 2002 and $21.0 million in 2001. Capital expenditures in 2001 were higher due to investments in leasehold improvements to facilities, software, and production and lab equipment. Investing activities included proceeds from the sale of equipment, primarily in connection with our restructuring in 2002 of $0.3 million in the year ended December 31, 2003 and $4.4 million in 2002. In 2001, we sold and leased back $5.1 million of certain equipment. In the year ended December 31, 2003, the net cash received from the purchases, sales and maturities of short-term investments was $0.2 million, compared to a net cash usage of $10.8 million in 2002, and net cash proceeds of $11.6 million in 2001. In 2002, we purchased certificates of deposit to collateralize our term loan with the bank.

     Net cash provided by financing activities was $0.7 million in the year ended December 31, 2003, compared to net cash used in financing activities of $1.1 million in the year ended December 31, 2002 and net cash proceeds of $72.4 million in 2001. Cash used in financing activities in the year ended December 31, 2003 consisted of $15,000 to repay debt, compared to $6.6 million in 2002 and $7.7 million in 2001. Additionally, in 2002 and 2001, $4.4 million and $0.7 million was used for capital lease obligation payments, respectively. In 2002 and 2001, cash provided by financing activities included proceeds from long-term debt of $9.5 million and $5.4 million, respectively. During 2002, we entered into a term loan agreement due on July 31, 2003 to pay off the then existing debt and capital lease obligations. Upon expiration in 2003, we renewed the term loan for an additional year. The term loan is collateralized with a 12-month certificate of deposit. Proceeds from the issuance of common stock were $0.7 million in 2003, compared to $0.3 million in 2002 and $75.4 million in 2001. In 2001, the proceeds from the issuance of common stock was primarily the result of our initial public offering of 7,500,000 shares of common stock in February 2001.

     As of December 31, 2003 and December 31, 2002, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $114 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering in February 2001.

     We cannot assure that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

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



CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at December 31, 2003 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                       LESS THAN   YEARS     YEARS     OVER
                             TOTAL      1 YEAR     2 - 3     4 - 5    5 YEARS
                                      ----------  --------  -------   --------
CONTRACTUAL OBLIGATIONS
  Non-cancelable operating
  lease obligation        $  15,192    $  1,495   $  3,685  $ 3,986   $ 6,026
  Term loan                   9,513       9,500         13       --        --
                          ---------    --------   --------  -------   -------
Total obligations         $  24,705    $ 10,995   $  3,698  $ 3,986   $ 6,026
                          ---------    --------   --------  -------   -------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Third Wave Technologies, Inc.
Years ended December 31, 2003, 2002 and 2001

                          Third Wave Technologies, Inc.

                   Index to Consolidated Financial Statements

                                    CONTENTS

Report of Ernst & Young LLP, Independent Auditors......................................................  F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and 2002...........................................  F-2
Consolidated Statements of Operations for the years ended
   December 31, 2003, 2002 and 2001....................................................................  F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001...  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.............  F-6
Notes to Consolidated Financial Statements.............................................................  F-7

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors
Third Wave Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Third Wave Technologies, Inc. (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and identifiable intangible assets with indefinite lives.

                                                               Ernst & Young LLP

Milwaukee, Wisconsin
January 29, 2004

Third Wave Technologies, Inc.

                           Consolidated Balance Sheets

                                                                                   DECEMBER 31
                                                                             2003              2002
                                                                            ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $47,015,746      $49,301,501
   Short-term investments                                                    10,800,000       11,013,000
   Accounts receivable, net of allowance for doubtful
     accounts of $140,000 and $465,000 in 2003 and 2002,
     respectively                                                             2,061,054        2,724,856
   Inventories                                                                1,394,046        1,660,344
   Prepaid expenses and other                                                   485,680        1,145,687
                                                                            ----------------------------
Total current assets                                                         61,756,526       65,845,388

Equipment and leasehold improvements:
   Machinery and equipment                                                   18,544,956       18,449,319
   Leasehold improvements                                                     2,099,104        2,091,457
                                                                            ----------------------------
                                                                             20,644,060       20,540,776
   Less accumulated depreciation                                             12,116,813        9,617,330
                                                                            ----------------------------
                                                                              8,527,247       10,923,446

Assets held for sale                                                                  -          336,000
Amortizable intangible assets                                                 5,651,124        7,155,876
Indefinite-lived intangible assets                                            1,007,411        1,007,411
Goodwill                                                                        489,873          489,873
Other assets                                                                  2,989,752        3,465,244

                                                                            ----------------------------
Total assets                                                                $80,421,933      $89,223,238
                                                                            ============================

                                                                                   DECEMBER 31
                                                                                2003            2002
                                                                           ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $   4,955,434    $   7,088,962
   Accrued payroll and related liabilities                                     2,802,297        2,260,563
   Other accrued liabilities                                                   1,776,250        2,517,315
   Deferred revenue                                                               67,760          945,664
   Long-term debt due within one year                                          9,500,000        9,515,152
                                                                           ------------------------------
Total current liabilities                                                     19,101,741       22,327,656

Long-term debt                                                                    13,333           13,333
Other liabilities                                                              2,019,024        1,595,181

Commitments (Note 7)

Shareholders' equity:

   Participating preferred stock, Series A, $.001 par value, 100,000
     shares authorized, 0 shares issued and outstanding                                -                -
   Common stock, $.001 par value, 100,000,000 shares authorized,
     40,021,244 and 39,559,574 shares issued and outstanding in
     2003 and 2002, respectively                                                  40,021           39,560
   Additional paid-in capital                                                193,356,121      191,581,136
   Unearned stock compensation                                                  (309,996)        (618,246)
   Foreign currency translation adjustment                                        33,307                -
   Accumulated deficit                                                      (133,831,618)    (125,715,382)
                                                                           ------------------------------
Total shareholders' equity                                                    59,287,835       65,287,068
                                                                           ------------------------------
Total liabilities and shareholders' equity                                 $  80,421,933    $ 89,223,238
                                                                           ==============================

See accompanying notes.

Third Wave Technologies, Inc.

                      Consolidated Statements of Operations

                                                                     YEAR ENDED DECEMBER 31
                                                            2003              2002              2001
                                                         ------------------------------------------------
Revenues:
   Product sales                                         $ 35,148,297      $ 28,880,942      $ 30,405,055
   Development revenues                                       916,664         1,641,567         3,110,004
   Grant revenues                                              61,098           332,453           576,690
   License and royalty revenue                                193,792         1,500,000                 -
                                                         ------------------------------------------------
                                                           36,319,851        32,354,962        34,091,749
Operating expenses:
   Cost of goods sold (including amortization of
     capitalized legal settlement costs and
     reacquired marketing and distribution
     rights of $1,504,752, $1,930,557 and $1,930,560
      in 2003, 2002 and 2001, respectively)                12,839,502        21,320,133        32,745,672
   Research and development                                12,035,375        13,933,864        16,179,251
   Selling and marketing                                    8,858,678         9,577,122         9,199,622
   General and administrative                              10,363,139        11,984,104        14,520,855
   Impairment of goodwill and other intangible
     assets                                                         -         4,809,902                 -
   Restructuring and other charges                                  -        11,087,233                 -
                                                         ------------------------------------------------
Total operating expenses                                   44,096,694        72,712,358        72,645,400
                                                         ------------------------------------------------
Loss from operations                                       (7,776,843)      (40,357,396)      (38,553,651)

Other income (expense):

   Interest income                                            571,282         1,006,231         3,349,617
   Interest expense                                          (298,182)       (1,089,497)       (1,346,876)
   Equity in losses from joint ventures                             -                 -          (241,282)
   Other                                                     (612,493)         (423,003)              (16)
                                                         ------------------------------------------------
                                                             (339,393)         (506,269)        1,761,443
                                                         ------------------------------------------------
Net loss                                                 $ (8,116,236)     $(40,863,665)     $(36,792,208)
                                                         ================================================

Net loss per share - basic and diluted                   $      (0.20)     $      (1.04)     $      (1.03)

See accompanying notes.

Third Wave Technologies, Inc.

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 2001, 2002 and 2003

                                                                                      Convertible
                                                                                    Preferred Stock              Common Stock
                                                                                ----------------------------------------------------
                                                                                             Additional                 Additional
                                                                                   Par         Paid-In         Par        Paid-In
                                                                                  Value        Capital        Value       Capital
                                                                                ----------------------------------------------------
Balance at December 31, 2000                                                    $  14,112    $ 68,136,800    $15,634   $ 30,735,175
   Common stock issued in initial public offering - 7,500,000 shares                    -               -      7,500     74,831,549
   Common stock issued for conversion of note payable - 909,091 shares                  -               -        909      9,999,091
   Common stock issued related to a litigation settlement - 116,854 shares              -               -        117        856,683
   Common stock issued for acquisition - 925,000 shares                                 -               -        925      6,192,440
   Common stock issued for stock options and stock purchase plan - 177,269
     shares                                                                             -               -        177        571,482
   Conversion of preferred stock to common stock - 14,112,000 shares              (14,112)    (68,136,800)    14,112     68,136,800
   Unearned stock compensation                                                          -               -          -        103,478
   Amortization of unearned stock compensation                                          -               -          -              -
   Net loss                                                                             -               -          -              -
                                                                                ----------------------------------------------------
Balance at December 31, 2001                                                            -               -     39,374    191,426,698
   Common stock issued for stock options and stock purchase plan - 185,560
     shares                                                                             -               -        186        300,931
   Unearned stock compensation                                                          -               -          -        147,932
   Amortization of unearned stock compensation                                          -               -          -              -
   Reversal of unearned stock compensation related to terminated employees              -               -          -       (294,425)
   Net loss                                                                             -               -          -              -
                                                                                ----------------------------------------------------
Balance at December 31, 2002                                                            -               -     39,560    191,581,136
   Common stock issued for stock options and stock purchase plan - 461,670
     shares                                                                             -               -        461        721,568
   Unearned stock compensation                                                          -               -          -      1,162,477
   Amortization of unearned stock compensation                                          -               -          -              -
   Reversal of unearned stock compensation related to terminated employees              -               -          -       (109,060)
   Net loss                                                                             -               -          -              -
   Foreign currency translation adjustment                                              -               -          -              -
   Comprehensive loss
                                                                                ----------------------------------------------------
Balance at December 31, 2003                                                    $       -    $          -    $40,021   $193,356,121
                                                                                ====================================================


                                                                                   Common         Unearned    Foreign Currency
                                                                                 Stock to Be        Stock       Translation
                                                                                   Issued       Compensation    Adjustment
                                                                                ----------------------------------------------
Balance at December 31, 2000                                                       $ 856,800    $ (4,570,364)  $          -
   Common stock issued in initial public offering - 7,500,000 shares                       -               -              -
   Common stock issued for conversion of note payable - 909,091 shares                     -               -              -
   Common stock issued related to a litigation settlement - 116,854 shares          (856,800)              -              -
   Common stock issued for acquisition - 925,000 shares                                    -               -              -
   Common stock issued for stock options and stock purchase plan - 177,269
     shares                                                                                -               -              -
   Conversion of preferred stock to common stock - 14,112,000 shares                       -               -              -
   Unearned stock compensation                                                             -        (103,478)             -
   Amortization of unearned stock compensation                                             -       2,812,276              -
   Net loss                                                                                -               -              -
                                                                                ----------------------------------------------
Balance at December 31, 2001                                                               -      (1,861,566)             -
   Common stock issued for stock options and stock purchase plan - 185,560
     shares                                                                                -               -              -
   Unearned stock compensation                                                             -        (147,932)             -
   Amortization of unearned stock compensation                                             -       1,248,154              -
   Reversal of unearned stock compensation related to terminated employees                 -         143,098              -
   Net loss                                                                                -               -              -
                                                                                ----------------------------------------------
Balance at December 31, 2002                                                               -        (618,246)             -
   Common stock issued for stock options and stock purchase plan - 461,670
     shares                                                                                -               -              -
   Unearned stock compensation                                                             -      (1,162,477)             -
   Amortization of unearned stock compensation                                             -       1,374,377              -
   Reversal of unearned stock compensation related to terminated employees                 -          96,350              -
   Net loss                                                                                -               -              -
   Foreign currency translation adjustment                                                 -               -         33,307
   Comprehensive loss
                                                                                ----------------------------------------------
Balance at December 31, 2003                                                    $          -    $   (309,996)  $     33,307
                                                                                ==============================================


                                                                                   Accumulated
                                                                                   Deficit          Total
                                                                                --------------------------------
Balance at December 31, 2000                                                    $  (48,148,969)   $   47,039,188
   Common stock issued in initial public offering - 7,500,000 shares                          -       74,839,049
   Common stock issued for conversion of note payable - 909,091 shares                        -       10,000,000
   Common stock issued related to a litigation settlement - 116,854 shares                    -                -
   Common stock issued for acquisition - 925,000 shares                                  89,460        6,282,825
   Common stock issued for stock options and stock purchase plan - 177,269
     shares                                                                                   -          571,659
   Conversion of preferred stock to common stock - 14,112,000 shares                          -                -
   Unearned stock compensation                                                                -                -
   Amortization of unearned stock compensation                                                -        2,812,276
   Net loss                                                                         (36,792,208)     (36,792,208)
                                                                                --------------------------------
Balance at December 31, 2001                                                        (84,851,717)     104,752,789
   Common stock issued for stock options and stock purchase plan - 185,560
     shares                                                                                   -          301,117
   Unearned stock compensation                                                                -                -
   Amortization of unearned stock compensation                                                -        1,248,154
   Reversal of unearned stock compensation related to terminated employees                    -         (151,327)
   Net loss                                                                         (40,863,665)     (40,863,665)
                                                                                --------------------------------
Balance at December 31, 2002                                                       (125,715,382)      65,287,068
   Common stock issued for stock options and stock purchase plan - 461,670
     shares                                                                                   -          722,029
   Unearned stock compensation                                                                -                -
   Amortization of unearned stock compensation                                                -        1,374,377
   Reversal of unearned stock compensation related to terminated employees                    -          (12,710)
   Net loss                                                                          (8,116,236)      (8,116,236)
   Foreign currency translation adjustment                                                    -           33,307
                                                                                --------------------------------
   Comprehensive loss                                                                                 (8,082,929)
                                                                                --------------------------------
Balance at December 31, 2003                                                    $  (133,831,618)  $   59,287,835
                                                                                ================================

See accompanying notes.

Third Wave Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                                                      YEAR ENDED DECEMBER 31
                                                               2003            2002            2001
                                                          ----------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $  (8,116,236)     $(40,863,665)  $(36,792,208)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                             2,607,096         7,100,496      7,805,943
     Amortization of intangible assets                        1,504,752         1,968,558      1,984,937
     Amortization of licensed technology                        480,633           415,017        433,223
     Noncash stock compensation                               1,361,667         1,096,827      2,812,276
     Noncash charge for impairment and restructuring                  -        12,151,817      2,970,257
     (Gain) loss on disposal of equipment                          (410)          (68,898)        75,656
     Deferred gain on sale of assets                                  -                 -       (179,024)
     Amortization of deferred gain                                    -           (23,871)       (25,724)
     Equity in losses from joint ventures                             -                 -        241,282
     Change in operating assets and liabilities:
       Receivables                                              697,109          (895,734)      (853,614)
       Inventories                                              266,298         4,788,630     (5,688,123)
       Prepaid expenses and other assets                        809,031         1,554,514     (1,639,567)
       Accounts payable                                      (2,133,528)       (4,187,993)      (162,076)
       Accrued expenses and other liabilities                   224,512         4,498,178        (18,459)
       Deferred revenue                                        (877,904)       (1,506,954)    (1,227,999)
                                                          ----------------------------------------------
Net cash used in operating activities                        (3,176,980)      (13,973,078)   (30,263,220)

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements              (249,916)       (2,277,114)   (21,011,245)
Proceeds on sale of equipment                                   321,264         4,391,389      5,070,000
Purchases of licensed technology                               (100,000)                -       (245,038)
Cash received in acquisition                                          -                 -        165,314
Purchases of short-term investments                         (10,800,000)      (10,941,000)             -
Sales and maturities of short-term investments               11,013,000            96,000     11,582,000
                                                          ----------------------------------------------
Net cash provided by (used in) investing activities             184,348        (8,730,725)    (4,438,969)

FINANCING ACTIVITIES
Proceeds from long-term debt                                          -         9,500,000      5,399,879
Payments on long-term debt                                      (15,152)       (6,556,494)    (7,706,345)
Proceeds from issuance of common stock, net                     722,029           301,117     75,410,708
Payments on capital lease obligations                                 -        (4,370,442)      (699,558)
                                                          ----------------------------------------------
Net cash provided by (used in) financing activities             706,877        (1,125,819)    72,404,684
                                                          ----------------------------------------------
Increase (decrease) in cash and cash equivalents             (2,285,755)      (23,829,622)    37,702,495
                                                          ----------------------------------------------
Cash and cash equivalents at beginning of year               49,301,501        73,131,123     35,428,628
                                                          ----------------------------------------------
Cash and cash equivalents at end of year                  $  47,015,746      $ 49,301,501   $ 73,131,123
                                                          ==============================================
Supplemental disclosure of cash flows information-
   Cash paid for interest                                 $     301,817      $  1,075,940   $  1,760,161
                                                          ==============================================

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

                                December 31, 2003

1.  NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Third Wave Technologies, Inc. (the Company) and its wholly owned subsidiaries, Third Wave-Japan LLC and Third Wave Agbio, Inc. (Agbio) which became wholly owned in December 2001. All significant intercompany balances and transactions are eliminated in consolidation.

NATURE OF OPERATIONS

The Company is a leading molecular diagnostics company. The Company believes its proprietary Invader(R) technology platform is easier to use, more accurate and cost-effective, and enables higher testing throughput than conventional methods. These and other advantages conferred by the Company's technology platform are enabling the Company to provide physicians and researchers with superior molecular solutions for the analysis and treatment of disease.

The Company currently markets products domestically and internationally to clinical and research markets using an internal sales force as well as collaborative relationships with pharmaceutical companies and research institutions. Revenues to a major Japanese research institute for use by several end users during 2003, 2002 and 2001 were 69%, 51% and 76% of total revenues, respectively. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. For accounts greater than 60 days past due, an allowance for doubtful accounts is recorded based on a customer's ability and likelihood to pay based on management's review of the facts. For all other accounts, the Company recognizes an allowance based on the length of time the receivable is past due and the anticipated future write offs based on historical experience.

                   Notes To Consolidated Financial Statements

                               December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers highly liquid money market investments and short-term investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Short-term investments consist of certificates of deposit with maturities less than one year. The cost of these securities, which are considered
"available-for-sale" for financial reporting purposes, approximates fair value at December 31, 2003 and 2002.

INVENTORIES

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out method for determining cost.

Inventories consisted of the following:

                                                                                    DECEMBER 31
                                                                                2003               2002
                                                                             -----------------------------
Raw material                                                                 $1,609,866        $ 4,253,090
Finished goods and work in process                                              534,180            457,254
Reserve for excess and obsolete inventory                                      (750,000)        (3,050,000)
                                                                             -----------------------------
Total inventories                                                            $1,394,046        $ 1,660,344
                                                                             =============================

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were $165,854, $511,685 and $675,624 in 2003, 2002 and 2001, respectively.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The Company's Japanese subsidiary uses the local currency as its functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustment is recorded as a separate component of shareholders' equity.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation of purchased equipment is computed by the straight-line method over the estimated useful lives of the assets which are generally three to ten years. Depreciation of leasehold improvements is computed by the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

PATENTS

Patent-related development costs are expensed in the period incurred and are included in general and administrative expenses in the statements of operations. These costs were $780,959, $509,598 and $546,776 in 2003, 2002 and 2001, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Remaining intangible assets at December 31, 2003 and 2002 consist solely of costs of settling patent litigation, which are amortized over their estimated useful life of seven years.

In connection with the adoption of SFAS No. 142, the Company completed the first step of the transitional impairment test of goodwill. Based on this analysis, the Company concluded that no impairment existed at the time of adoption, and accordingly, the Company did not recognize any transitional impairment loss for goodwill. For intangible assets with indefinite lives, the fair values of these assets were compared to their carrying values as of January 1, 2002, also resulting in no transitional impairment.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company completed its annual impairment tests in the third quarter of 2002 and 2003. For goodwill, this analysis is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The fair value of the reporting units was determined using a combination of discounted cash flows method and other common valuation methodologies. For intangible assets with indefinite lives, the fair values of these assets were compared to their carrying values.

Based on the analyses, in 2002 the Company determined that goodwill and intangible assets deemed to have indefinite lives were impaired and accordingly, recognized an impairment charge of $4,676,902 (Goodwill - $4,210,313, Indefinite-lived intangible assets - $466,589). The Company concluded that no impairment existed at the time of the annual impairment test in 2003.

Identifiable intangible assets with indefinite lives consist of the following:

                                                                                  DECEMBER 31
                                                                              2003              2002
                                                                            ---------------------------
Technology license                                                          $  915,828       $1,053,000
Impairment charge                                                                    -         (137,172)
Trademark                                                                       91,583          421,000
Impairment charge                                                                    -         (329,417)
                                                                            ---------------------------
                                                                            $1,007,411       $1,007,411
                                                                            ===========================

Amortizable intangible assets consist of the following:

                                                DECEMBER 31, 2003               DECEMBER 31, 2002
                                           -------------------------------------------------------------
                                              Gross                           Gross
                                            Carrying       Accumulated       Carrying      Accumulated
                                             Amount        Amortization       Amount       Amortization
                                           -------------------------------------------------------------
Costs of settling patent litigation        $10,533,248        $4,882,124      $10,533,248     $3,377,372
Reacquired marketing and distribution
  rights                                     2,211,111         2,211,111        2,211,111      2,211,111
Customer agreements                             38,000            38,000          171,000         38,000
Impairment charge - customer
  agreements                                         -                 -         (133,000)             -
                                           -------------------------------------------------------------
                                           $12,782,359        $7,131,235      $12,782,359     $5,626,483
                                           =============================================================

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. Because goodwill and the intangible assets with indefinite lives were acquired in December 2001, and no amortization expense was recognized in 2001, there would have been no impact on the consolidated statements of operations in 2001 if SFAS No. 142 had been adopted effective January 1, 2001.

The estimated future amortization expense related to intangible assets for the years subsequent to December 31, 2003 is as follows:

2004                          $1,504,752
2005                           1,504,752
2006                           1,504,752
2007                           1,136,868

IMPAIRMENT OF LONG-LIVED ASSETS

Equipment, leasehold improvements and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. During 2002, the Company recorded a charge of approximately $7,176,000 associated with its restructuring activities (described further in Note 8) to write-off leasehold improvements related to vacated leased facilities and to write down certain equipment to its fair value. During 2001, the Company recorded a charge of approximately $2,970,000 classified in general and administrative expenses to write down certain equipment to its fair value.

PREPAID LICENSE FEES

Other assets at December 31, 2003 and 2002 include $1,846,961 and $2,227,593, respectively, of prepaid license fees (which is net of $1,448,077 and $967,444, respectively, of accumulated amortization) paid to third parties for the use of patented technology. The assets are being amortized to expense over the shorter of the term of the license or the estimated useful lives of the assets (generally three to ten years).

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company sells its products in a number of countries throughout the world. During 2003, 2002 and 2001, the Company sold certain products with the resulting accounts receivable denominated in Japanese Yen. The Company purchases foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of currency gains and losses on the underlying Yen receivables. Forward contracts outstanding at December 31, 2003 and 2002, represented a U.S. dollar equivalent commitment of approximately $9,500,000 and $629,000, respectively. The negative fair value of these derivative instruments of approximately $631,000 and $12,000 at December 31, 2003 and 2002, respectively, is included in accrued liabilities in the accompanying balance sheets. The changes in the fair value of the Company's derivatives and the loss or gain on the hedged asset relating to the risk being hedged both are recorded currently in operations. Aggregate losses (gains) from foreign currency transactions were approximately $708,000, $117,000 and $(4,000) in 2003, 2002 and 2001, respectively.

REVENUE RECOGNITION

Revenue from product sales is recognized upon delivery which is generally when the title passes to the customer, provided that the Company has completed all performance obligations and the customer has accepted the products. Customers have no contractual rights of return or refunds associated with product sales.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

License and royalty revenue includes amounts earned from third parties for licenses of the Company's intellectual property and are recognized when earned under the terms of the related agreements. License revenues are generally recognized upon receipt unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance. Consideration received in multiple element arrangements is allocated to the separate units based upon their relative fair values. Royalty revenues are recognized under the terms of the related agreements, generally upon manufacture or shipment of a product by a licensee.

RESEARCH AND DEVELOPMENT

All costs for research and development activities are expensed in the period incurred.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred are classified as cost of goods sold in the accompanying statements of operations.

INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the current tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities. No current or deferred income taxes have been provided through December 31, 2003, because of the net operating losses incurred by the Company since its inception.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company has stock-based employee compensation plans (see Note 5). SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plans.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company's SFAS No. 123 pro forma net loss and net loss per share would have been as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                2003              2002            2001
                                                          ------------------------------------------------
Net loss:
   As reported                                            $  (8,116,236)     $(40,863,665)    $(36,792,208)
   Less:  Stock-based compensation, as recognized             1,361,667         1,096,827        2,812,276
   Add:  Stock-based compensation expense related
         to stock options determined under SFAS
         No. 123                                             (5,168,099)       (4,000,783)      (3,719,037)
   Add:  Stock-based compensation related to the
         employee stock purchase plan determined
         under SFAS No. 123                                    (172,571)          (43,314)         (35,515)
                                                          ------------------------------------------------
   SFAS No. 123 Pro forma                                 $ (12,095,239)     $(43,810,935)    $(37,734,484)
                                                          ================================================
Net loss per share:
   As reported, basic and diluted                         $       (0.20)     $      (1.04)    $      (1.03)
   SFAS No. 123 pro forma, basic and diluted              $       (0.30)     $      (1.11)    $      (1.06)

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. The effect of stock options is antidilutive for all periods presented due to the existence of net losses.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents the calculation of basic and diluted net loss per share.

                                                                     YEAR ENDED DECEMBER 31
                                                            2003              2002               2001
                                                         -------------------------------------------------
Net loss                                                 $ (8,116,236)     $(40,863,665)      $(36,792,208)
                                                         =================================================
Weighted-average shares of common stock outstanding
   - basic and diluted                                     39,749,000        39,457,000         35,714,000
                                                         =================================================
Basic and diluted net loss per share                     $      (0.20)     $      (1.04)      $      (1.03)
                                                         =================================================
Weighted-average shares from options that could
   potentially dilute basic earnings per share
   in the future that are not included in the
   computation of diluted loss per share as their
   impact is antidilutive (computed under the
   treasury stock method)                                   1,213,000           506,000            974,000

COMPREHENSIVE LOSS

Net loss for 2002 and 2001 is the same as comprehensive loss defined pursuant to SFAS No. 130, "Reporting Comprehensive Income."

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003. For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective in 2004. FIN No. 46 has not had, and is not expected to have, a significant impact on the Company's financial statements.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

3.  ACQUISITION

On October 16, 1998, the Company and a venture capital fund managed by a director of the Company closed a transaction at which time the Company received 1,000 shares of common stock, representing 50% of the total voting stock of AgBio in exchange for the Company's contribution to AgBio of an exclusive worldwide license in the field of agriculture to all of the Company's technology, which had a $2,000,000 fair value when contributed. The Company's investment in AgBio was recorded initially at zero because the contributed technology was in the development phase and thus had no book value. AgBio also recorded the Company's nonmonetary contribution at zero; however, the other investor's $2,000,000 contribution was in cash, which created a difference between the Company's investment balance ($0) and its share of AgBio's beginning equity ($1,000,000). This difference was being amortized by the Company over the estimated life of the contributed technology (5 years) as a reduction to its share of AgBio's net losses.

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

The purchase price of $6.2 million was allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an independent appraisal. The majority of the purchase price was allocated to identifiable intangible assets ($1,645,000) and goodwill ($4,700,186).

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

3.  ACQUISITION (CONTINUED)

Based on unaudited data, the following table presents selected financial information for the Company for the year ended December 31, 2001 on a pro forma basis, assuming AgBio had been 100% owned and consolidated since January 1, 2001:

Net revenues                                                                                 $ 34,473,491
Net loss                                                                                      (37,933,490)
Net loss per share                                                                           $      (1.04)

The pro forma net loss includes an estimation of amortization of identifiable intangible assets that would have been recorded had the transaction taken place at the beginning of the period being reported using a useful life of 7 years.

4.  LONG-TERM DEBT

Long-term debt is as follows:

                                                                                    DECEMBER 31
                                                                                 2003              2002
                                                                             ------------------------------
Note payable                                                                 $ 9,500,000         $9,500,000
Other                                                                             13,333             28,485
                                                                             ------------------------------
                                                                               9,513,333          9,528,485
Less current portion                                                           9,500,000          9,515,152
                                                                             ------------------------------
                                                                             $    13,333       $     13,333
                                                                             ==============================

The Company has a $9,500,000 note payable with a bank due on August 14, 2004, bearing annual interest at 2.35%. The borrowings under the note payable are secured by short-term investments consisting of certificates of deposit, of $9,500,000. The Company has an unused $1,300,000 letter of credit with the same bank that expires on September 1, 2004.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

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

STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 856,800 common shares may be issued. The Purchase Plan also provides for annual increases in the number of shares available for issuance, beginning in 2001, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 428,400 shares or an amount determined by the Board of Directors. During 2003, 2002 and 2001, 254,421, 122,423 and 28,069 shares, respectively, were issued. Employees are eligible to participate in the Purchase Plan if they work at least 20 hours per week and more than five months in any calendar year. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. The Plan is considered noncompensatory under APB Opinion No. 25 and, therefore, no expense is recorded for the 15% discount.

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

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

5.  SHAREHOLDERS' EQUITY (CONTINUED)

The rollforward of shares available for grant through December 31, 2003, is as follows:

Shares available for grant at December 31, 2000                                                2,744,100
   Options granted                                                                            (1,486,890)
   Options forfeited                                                                             100,260
   Increase in options available for grant                                                     1,338,552
   Options issued in Agbio acquisition                                                           (25,391)
                                                                                              ----------
Shares available for grant at December 31, 2001                                                2,670,631
   Options granted                                                                            (2,307,950)
   Options forfeited                                                                           1,064,075
   Increase in options available for grant                                                     1,771,831
                                                                                              ----------
Shares available for grant at December 31, 2002                                                3,198,587
   Options granted                                                                            (2,813,300)
   Options forfeited                                                                           1,093,405
                                                                                              ----------
Shares available for grant at December 31, 2003                                                1,478,692
                                                                                              ==========

The Company's option activity is as follows:

                                                                                       Weighted-average
                                                            Number of Shares            Exercise Price
                                                          ----------------------------------------------
Outstanding at December 31, 2000                                 3,300,300                   $5.96
   Granted                                                       1,486,890                    8.48
   Options assumed in Agbio acquisition                             25,391                    1.10
   Exercised                                                      (149,200)                   2.48
   Forfeited                                                      (100,260)                   7.92
                                                          ----------------------------------------------
Outstanding at December 31, 2001                                 4,563,121                    6.85
   Granted                                                       2,307,950                    2.31
   Exercised                                                       (63,137)                   0.84
   Forfeited                                                    (1,064,075)                   5.63
                                                          ----------------------------------------------
Outstanding at December 31, 2002                                 5,743,859                    5.29
   Granted                                                       2,813,300                    3.42
   Exercised                                                      (207,249)                   1.75
   Forfeited                                                    (1,093,405)                   7.32
                                                          ----------------------------------------------
Outstanding at December 31, 2003                                 7,256,505                    4.37
                                                          ----------------------------------------------
Exercisable at December 31, 2003                                 2,845,136                   $5.41
                                                          ==============================================

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

5.  SHAREHOLDERS' EQUITY (CONTINUED)

                                                       Number of
                                                         Shares                       Number of Shares
                                                     Outstanding at    Remaining       Exercisable at
                                                      December 31,    Contractual       December 31,
                                                          2003           Life               2003
                                                     ---------------------------------------------------
Options granted between $0.27 and $1.11                   300,605         1.5 years          300,605
Options granted between $1.11 and $2.21                 1,300,450         8.1                380,799
Options granted between $2.21 and $3.32                 1,470,200         8.2                259,075
Options granted between $3.32 and $4.42                 2,120,350         8.5                474,774
Options granted between $4.42 and $5.53                    51,500         9.7                      -
Options granted between $5.53 and $6.64                   606,050         7.7                306,025
Options granted between $6.64 and $7.74                    18,500         7.8                  6,999
Options granted between $7.74 and $8.85                 1,147,400         6.2                970,409
Options granted between $8.85 and $9.96                    13,550         6.5                 10,375
Options granted between $9.96 and $11.06                  227,900         6.0                136,075
                                                     ---------------                  ------------------
                                                        7,256,505                          2,845,136
                                                     ===============                  ==================

Prior to February 9, 2001, the Company granted certain options to employees having exercise prices below what was considered the fair value of the underlying stock. The Company amortized to expense $387,709 in 2003, $994,078 in 2002 and $2,812,276 in 2001 using an accelerated vesting method whereby each of the years' vesting components is amortized over its own vesting period. During 2003 and 2002, in connection with employee terminations, the Company extended the exercise period and accelerated vesting for certain option grants. Accordingly, the options had a new measurement date and were expensed based upon their new intrinsic value. Also, options granted to non-employee consultants are measured based upon their fair value as calculated using the Black-Scholes option pricing model. Expense recorded in 2003 and 2002 was $973,958 and $102,749, respectively.

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                                                                      YEAR ENDED DECEMBER 31
                                                             2003               2002             2001
                                                         -------------------------------------------------
Cost of goods sold                                       $     86,793        $   163,590        $  540,076
Research and development                                      504,477             98,753           270,920
Selling and marketing                                         215,935             31,781           123,529
General and administrative                                    554,462            802,703         1,877,751
                                                         -------------------------------------------------
                                                         $  1,361,667         $1,096,827        $2,812,276
                                                         =================================================

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

5.  SHAREHOLDERS' EQUITY (CONTINUED)

The weighted-average fair value of options granted in 2003, 2002 and 2001 was $2.50, $1.73 and $5.73, respectively, using the minimum value option-pricing model for option grants made prior to the Company's initial public offering in February 2001 and the Black-Scholes option-pricing model for grants made subsequent to such offering. The calculations were made assuming a dividend yield of 0%, a weighted-average expected option life of five years and a weighted-average risk-free interest rate of 4.0%, 4.0% and 5.5% in 2003, 2002 and 2001, respectively. The volatility factor used in the Black-Scholes method for 2003 and 2002 and the period subsequent to the initial public offering in 2001 was .89, .97 and .90, respectively.

6.  INCOME TAXES

The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are as follows:

                                                                                  DECEMBER 31
                                                                            2003              2002
                                                                         -------------------------------
Deferred tax assets:
   Patent expense                                                        $   1,223,000    $      952,000
   Stock compensation expense                                                  806,000           887,000
   Deferred revenue                                                             27,000           378,000
   Inventory obsolescence                                                      300,000         1,220,000
   Accrued liabilities                                                       1,452,000         1,939,000
   Equipment and leasehold improvements                                        478,000           924,000
   Other                                                                        85,000           196,000
   Net operating loss carryforwards                                         45,899,000        41,187,000
                                                                         -------------------------------
                                                                            50,270,000        47,683,000
Deferred tax liability - intangible assets                                  (2,260,000)       (2,862,000)
                                                                         -------------------------------
Net deferred tax asset                                                      48,010,000        44,821,000
Valuation allowance                                                        (48,010,000)      (44,821,000)
                                                                         -------------------------------
                                                                         $           -    $            -
                                                                         ===============================

At December 31, 2003, the Company had net operating loss carryforwards of approximately $114 million for U.S. federal and state income tax purposes, which expire beginning in 2008. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

7.  LEASE OBLIGATIONS

The Company leases its corporate facility under an operating lease effective through September 2011. The Company has the option to extend the lease for three additional five-year periods. The lease agreement required a $1,000,000 upfront payment and requires the Company to provide the landlord an irrevocable standby letter of credit of $1,300,000, which is collateralized by a certificate of deposit included in short-term investments. Ongoing rent payments increase during the lease term. Rent expense is being recorded by the Company on a straight-line basis over the amended lease term. At December 31, 2003 and 2002, long-term other assets includes approximately $1,078,000 and $1,218,000, respectively, of prepaid rent and at December 31, 2003 and 2002, other long-term liabilities includes approximately $728,000 and $174,000, respectively, of deferred rent.

Future minimum lease payments by year are as follows:

2004                                                 $  1,495,000
2005                                                    1,806,000
2006                                                    1,879,000
2007                                                    1,954,000
2008                                                    2,032,000
Thereafter                                              6,026,000
                                                     ------------
Total minimum lease obligations                      $ 15,192,000
                                                     ============

Rent expense was approximately $2,097,000, $2,473,000 and $1,713,000 in 2003,
2002 and 2001, respectively.

8.  RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2002, the Company announced a restructuring plan designed to simplify product development and manufacturing operations and reduce operating expenses. The restructuring charges recorded were determined based upon plans submitted by the Company's management and approved by the Board of Directors using information available at the time. The third quarter 2002 restructuring charge included $2.2 million for the consolidation of facilities, $500,000 for prepayment penalties mainly under capital lease arrangements, an impairment charge of $10.8 million for abandoned leasehold improvements and equipment to be sold and $900,000 of other costs related to the restructuring. The Company also recorded a $1.1 million charge within cost of goods sold related to inventory that was considered obsolete based upon the restructuring plan.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

8.  RESTRUCTURING AND OTHER CHARGES (CONTINUED)

During the fourth quarter of 2002, the Company completed an auction to sell equipment held for sale resulting from the restructuring. The auction resulted in significantly higher proceeds than the Company had anticipated in the third quarter of 2002. Accordingly, a credit of $3.6 million was recorded as an offset to the restructuring charge in the fourth quarter of 2002. The Company also amended its corporate lease agreement during the fourth quarter of 2002, which resulted in an increase to the facilities charge of $300,000. The facilities charge contained estimates based upon the Company's potential to sublease a portion of its corporate office beginning in 2004.

The Company continues to offer corporate office space for sublease, but it has not yet sublet the space. Accordingly, in the fourth quarter of 2003, the Company changed its estimate of when it expects to sublease the space from 2004 to 2006.

The following table shows the components of the restructuring and other charges and changes in the restructuring accrual through December 31, 2003. The remaining restructuring balance of $1.4 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid over the lease term through 2011. The current portion of the accrual of $323,146 is included in other accrued liabilities on the balance sheet and the remainder is included in other long-term liabilities.

                                         Equipment and
                                           Leasehold
                                          Improvements      Prepayment
                          Facilities       Disposals         Penalties          Other           Total
                          ------------------------------------------------------------------------------
Charge in 2002            $ 2,470,438     $ 7,175,995       $  494,930        $  945,870    $ 11,087,233
Payments made                (312,400)              -         (469,300)                -        (781,700)
Non-cash charges                    -      (7,175,995)         (25,630)         (140,290)     (7,341,915)
                          ------------------------------------------------------------------------------
Accrued
   restructuring
   balance at
   December 31, 2002        2,158,038               -                -           805,580       2,963,618
Payments made                (674,809)              -                -          (874,765)     (1,549,574)
Revision to estimate          (69,185)              -                -            69,185               -
                          ------------------------------------------------------------------------------
Accrued
   restructuring
   balance at
   December 31, 2003      $ 1,414,044     $         -       $        -        $        -    $  1,414,044
                          ==============================================================================

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

9.  LICENSE AGREEMENTS

The Company entered into an exclusive license agreement (research license) in March 1994 to make, use and sell products utilizing the licensed patents in the research market. Under the research license, the Company is required to pay a royalty at a rate not to exceed a certain percentage of the selling price on licensed component sales. There have been no sales of licensed components through December 31, 2003. The research license will continue until the licensed patents expire or until the agreement is terminated by either party, whichever is earlier, as defined in the agreement. The Company also entered into an equity agreement with the licensor in March 1994 whereby it issued 115,200 shares of common stock in exchange for the research license and diagnostic market option, which is an exclusive license agreement to make, use and sell products utilizing the licensed patents in the diagnostic market. In October 1998, the Company issued 103,200 shares to the licensor to exercise the diagnostic market option. The shares issued in 1994 and 1998 were valued at amounts considered to approximate the fair value of common stock at the time of each issuance.

Under this agreement, the Company granted the licensor a put option to sell a specified number of shares back to the Company anytime after March 1, 1998. The total number of shares that can be put to the Company cannot exceed the number of shares necessary to achieve a purchase price of $200,000. At December 31, 2003, the price per share to be paid if the put option is exercised is $3.37. Accordingly, the Company has classified $200,000 of additional paid-in capital outside of shareholders' equity in the accompanying balance sheets.

In October 2001, the Company entered into a development, license and supply agreement with RIKEN, Inc. (RIKEN). The Company licensed certain patent rights relating to polymorphism in genes that encode drug metabolizing enzymes from RIKEN for a nonrefundable fee which is being amortized over its estimated useful life (7.5 years). In 2003, the Company and RIKEN entered into an additional license for similar content. The Company also pays royalties based upon net sales of licensed products in exclusive and nonexclusive territories.

In addition, the Company licensed rights to patents and/or patent applications covering genetic variations associated with certain diseases for which the Company has designed clinical diagnostic products.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003
10.  COLLABORATIVE AGREEMENTS

In December 2000, the Company entered into a development and commercialization agreement with BML, Inc. (BML). Under this agreement, the Company developed assays in accordance with a mutually agreed development program for use in clinical applications by BML. In 2000, BML paid the Company a nonrefundable fee of $3 million, which was recognized as revenue on a straight-line basis over the expected term of development services being performed by the Company. The Company recorded revenue from BML of $917,000, $1,000,000 and $1,000,000 in 2003, 2002 and 2001, respectively. Additionally, in 2003, 2002 and 2001, BML paid the Company $1,500,000, $1,683,000 and $2,000,000, respectively, for product and specified services performed in these respective years, which was recognized as revenue as the product was shipped and services were performed.

On October 16, 2002, the Company entered into a license and supply agreement with Aclara Biosciences, Inc. (Aclara) under which Aclara has the non-exclusive right to incorporate the Company's Invader(TM) technology and Cleavase(R) enzyme with Aclara's eTag(TM) technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In exchange, Aclara made certain upfront payments and will make royalty payments to the Company on sales of eTag-Invader gene expression assays. The Company has also provided Aclara with certain manufacturing materials for use in manufacturing Invader products. In connection with this agreement, the Company recorded revenue of $1,500,000 related to the license granted and $2,780,000 for product shipped to Aclara during 2002. The Company received royalty revenue of $100,000 in 2003.

11.  401(k) PLAN

The Company has a 401(k) savings plan (the Plan) which covers substantially all employees. The Plan provides for Company contributions of 50% of employee contributions up to 6% of their compensation. Company contributions to the plan were approximately $311,000, $331,000 and $316,000 in 2003, 2002 and 2001,
respectively.

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

12.  SEGMENT DISCLOSURE

The Company operates in one industry segment. Product revenues to international end-users accounted for 78%, 70% and 87% of product revenues in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, approximately $1,011,000 and $695,000, respectively, of receivables are denominated in Yen. Product revenues by geographic area in 2003, 2002 and 2001, were as follows:

                                                            2003              2002               2001
                                                          ----------------------------------------------
United States                                             $  7,668,573     $ 8,700,680       $ 3,868,909
Japan                                                       26,983,342      19,865,716        26,386,919
Other                                                          496,382         314,546           149,227
                                                          ----------------------------------------------
                                                          $ 35,148,297     $28,880,942       $30,405,055
                                                          ==============================================

Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following sets forth selected quarterly financial and stock price information for the years ended December 31, 2003 and 2002 (in thousands, except per share data). The operating results are not necessarily indicative of results for any future period.

                                                                    QUARTER ENDED
                                            -------------------------------------------------------------
                                            MARCH 31        JUNE 30        SEPTEMBER 30       DECEMBER 31
                                            -------------------------------------------------------------
2003:
   Net revenues                             $  8,492        $  8,817       $   9,354          $  9,657
   Gross margin                                5,403           5,442           6,094             6,541
   Net loss                                   (2,924)         (2,161)         (1,435)           (1,596)
   Basic and diluted net loss per
     share                                  $  (0.07)       $  (0.05)      $   (0.04)            (0.04)
   Common stock price per share:
     High                                   $   3.70        $   5.30       $    4.65              4.75
     Low                                        2.64            3.29            3.13              3.25

2002:
   Net revenues                             $ 10,127        $  9,588       $   5,023          $  7,617
   Gross margin                                2,450           2,986             603             4,996
   Net loss                                   (7,318)         (6,128)        (26,932)(1)          (486)(2)
   Basic and diluted net loss
     per share                              $  (0.19)       $  (0.16)      $   (0.68)         $  (0.01)
   Common stock price per share:
     High                                   $   7.65        $   4.31       $    2.35          $   3.11
     Low                                        3.09            2.13            1.35              1.32

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the period covered by this report in the Company's internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates by reference the information required by this Item from the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation -- Executive Officers of the Company," "Proposal 1 Election of Directors -- Nominees for Election at the Annual Meeting for Terms Ending in 2007 and -- Directors Whose Terms Extend Beyond the Annual Meeting," and "Proposal 1 Election of Directors -- Board Meetings, Committees and Director Compensation" from the Company's definitive proxy statement for its annual meeting of shareholders scheduled to be held on June 22, 2004 (the "Proxy Settlement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company incorporates by reference the information required by this Item from the Proxy Statement section captioned "Equity Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The Company incorporates by reference the information required by this Item from the Proxy Statement section captioned "Security Ownership of Certain Beneficial Owners, Directors and Management."

     Information required with respect to the securities authorized for issuance under the Company's equity compensation plans, including plans that have previously been approved by the Company's stockholders and plans that have not previously been approved by the Company's stockholders, will be set forth in the Proxy Statement, and such information is incorporated by reference from the section of the Proxy Statement captioned "Executive Compensation -- Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates by reference the information required by this Item from the Proxy Statement section captioned "Executive Compensation -- Employment Agreements with Executive Officers and Certain Transactions and Business Relationships."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company incorporates by reference the information required by this Item from the Proxy Statement section captioned "Proposal 2 Ratification of Appointment of Auditors."

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

     1. Financial Statements. The financial statements required to be filed as part of this Report are listed on page F-2.

     2. Financial Statement Schedules. The following financial statement schedule required to be filed as part of this Report is included on page 35.

        Schedule II--Valuation and Qualifying Accounts.
        Schedules not included have been omitted because they are not applicable.

     3. Exhibits. The exhibits required to be filed as a part of this Report are listed in the Exhibit Index.

(b) Reports on Form 8-K.

     The Company filed a Form 8-K dated October 23, 2003 furnishing under Items 7 and 9 of Form 8-K the Company's press release dated October 23, 2003 announcing the Company's third quarter results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

                                              THIRD WAVE TECHNOLOGIES, INC.

                                              By: /s/ LANCE FORS
                                                  ------------------------------
                                                      Lance Fors
                                                  Chief Executive Officer

                                POWER OF ATTORNEY

     We, the undersigned directors and executive officers of Third Wave Technologies, Inc., hereby severally constitute and appoint of John A. Comerford our true and lawful attorney and agent, with full power to him to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K of Third Wave Technologies, Inc. filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on dates indicated.

           SIGNATURE                           TITLE                  DATE
-------------------------------    ----------------------------- --------------
           /s/ LANCE FORS          Chief Executive Officer       March 12, 2004
-------------------------------    and Director
           Lance Fors

           /s/ JOHN PUISIS         President, Chief              March 12, 2004
-------------------------------    Operating Officer,
           John Puisis             and Director

           /s/ DAVID M. NUTI       Chief Financial Officer       March 12, 2004
-------------------------------    (Principal Financial
          David M. Nuti            Officer)

        /s/ GORDON F. BRUNNER      Director                      March 12, 2004
-------------------------------
        Gordon F. Brunner

        /s/ G. STEVEN BURRILL      Director                      March 15, 2004
-------------------------------
        G. Steven Burrill

           /s/ TOM DANIEL          Director                      March 10, 2004
-------------------------------
           Tom Daniel

            /s/ SAM ELETR          Director                      March 13, 2004
-------------------------------
            Sam Eletr

       /s/ KENNETH R. MCGUIRE      Director                      March 10, 2004
-------------------------------
       Kenneth R. McGuire

            /s/ JOHN NEIS          Director                      March 12, 2004
-------------------------------
            John Neis

         /s/ LLOYD M. SMITH        Director                      March 15, 2004
-------------------------------
         Lloyd M. Smith

        /s/ DAVID A. THOMPSON      Director                      March 12, 2004
-------------------------------
        David A. Thompson

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

     Exhibits marked with an asterisk (*) indicate portions of the exhibit have received confidential treatment. Exhibits marked with a double asterisk (**) indicate a management contract or compensatory plan or arrangement.

EXHIBIT
NO.               DESCRIPTION                       INCORPORATED BY REFERENCE TO
-------  ------------------------------------  -------------------------------------
   3.1   Amended and Restated Certificate of   Exhibit 3.1(b) to the Registrant's
         Incorporation of the Registrant,      Registration Statement on Form S-1,
         dated as of August 16, 2000           Registration No. 333-42694, filed on
                                               July 31, 2000, as amended

   3.2  Amended and Restated Bylaws of the     Exhibit 3.2(b) to the Registrant's
        Registrant, dated as of February 9,    Registration Statement on Form
        2001                                   8-A, File No. 000-31745, filed on
                                               November 30, 2001

   4.1  Investors' Rights Agreement, dated     Exhibit 4.2 to the Registrant's
        as of July 24, 2000                    Registration Statement on Form S-1,
                                               Registration No. 333-42694, filed
                                               on July 31, 2000, as amended

   4.2  Rights Agreement between the           Exhibit 4.9 to the Registrant's
        Registrant and EquiServe Trust Company Registration Statement on Form
        N.A., dated as of October 24, 2001     8-A, File No. 000-31745, filed on
                                               November 30, 2001

   4.3  Amendment No. 1 to the Rights          Exhibit 4.2 to the Registrant's
        Agreement between the Registrant and   Registration Statement on Form 8-A/A,
        EquiServe Trust Company N.A.,          File No. 000-31745, filed on
        dated February 18, 2003                February 19, 2003

10.1**  Incentive Stock Option Plan            Exhibit 10.1 to the Registrant's
                                               Registration Statement on Form S-1,
                                               Registration No. 333-42694, filed
                                               on July 31, 2000, as amended

10.2**  1997 Incentive Stock Option Plan       Exhibit 10.2 to the Registrant's
                                               Registration Statement on Form S-1,
                                               Registration No. 333-42694, filed
                                               on July 31, 2000, as amended

10.3**  1997 Nonqualified Stock Option Plan    Exhibit 10.3 to the Registrant's
                                               Registration Statement on Form S-1,
                                               Registration No. 333-42694, filed
                                               on July 31, 2000, as amended

10.4**  1998 Incentive Stock Option Plan       Exhibit 10.4 to the Registrant's
                                               Registration Statement on Form S-1,
                                               Registration No. 333-42694, filed
                                               on July 31, 2000, as amended

10.5**  1999 Incentive Stock Option Plan       Exhibit 10.5 to the Registrant's
                                               Registration Statement on Form S-1,
                                               Registration No. 333-42694, filed
                                               on July 31, 2000, as amended

10.6**  1999 Nonqualified Stock Option Plan    Exhibit 10.6 to the Registrant's
                                               Registration Statement on Form S-1,
                                               Registration No. 333-42694, filed
                                               on July 31, 2000, as amended

10.7**  2000 Stock Plan                        Exhibit 10.7 to the Registrant's
                                               Registration Statement on Form S-1,
                                               Registration No. 333-42694, filed
                                               on July 31, 2000, as amended

10.8**  2000 Employee Stock Purchase Plan      Exhibit 10.8 to the Registrant's
                                               Registration Statement on Form S-1,
                                               Registration No. 333-42694, filed
                                               on July 31, 2000, as amended

10.9** Form of Director and Executive Officer  Exhibit 10.9 to the Registrant's
       Indemnification Agreement               Registration Statement on Form S-1,
                                               Registration No. 333-42694, filed
                                               on July 31, 2000, as amended

EXHIBIT
NO.               DESCRIPTION                            INCORPORATED BY REFERENCE TO
-------  ------------------------------------       -------------------------------------
10.10    Lease Agreement, dated as of April         Exhibit 10.18 to the Registrant's
         1, 1997, between the Registrant and        Registration Statement on Form S-1,
         University Research Park Facilities        Registration No. 333-42694, filed
         Corp. and amendment, dated as of           on July 31, 2000, as amended
         September 1, 2001

10.11    Amendment to Lease between Registrant      Exhibit 10.11 to the Registrant's
         and University Research Park Facilities    Annual Report on Form 10-K for the
         Corp. dated as of September 1, 2002        fiscal year ended December 31, 2002

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

10.14    License Agreement dated as of October     Exhibit 10-14 to the Registrant's
         15, 2002 between Registrant and           Annual Report on Form 10-K for the
         Aclara Biosciences, Inc.                  fiscal year ended December 31, 2002

10.15    Third Wave Technologies, Inc.
         Long-Term Incentive Plan

10.16    Employment Agreement between Lance
         Fors and Third Wave Technologies, Inc.
         dated October 16, 2003

10.17    Employment Agreement between John
         Puisis and Third Wave Technologies, Inc.
         dated September 19, 2001 and Amendment
         dated July 17, 2003

   21    List of Subsidiaries

   23    Consent of Ernst & Young LLP

   24    Powers of Attorney (contained in the
         signature page hereto)

 31.1    Certification Pursuant to Section
         302 of the Sarbanes Oxley Act of
         2002.

 31.2    Certification pursuant to Section
         302 of the Sarbanes Oxley Act of
         2002.

 32.1    Certification pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley
         Act of 2002

 32.2    Certification pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley
         Act of 2002

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                          ADDITIONS
                                             BALANCE AT    CHARGED
                                             BEGINNING   (CREDITED) TO      (1)       BALANCE AT
               DESCRIPTION                    OF YEAR       EXPENSE      DEDUCTIONS   END OF YEAR
------------------------------------------   ----------  -------------   ----------   -----------
                                                         (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts receivable:
  2001.................................      $   59      $  116          $    0       $  175
                                             ======      ======          ======       ======
  2002.................................      $  175      $  455          $  165       $  465
                                             ======      ======          ======       ======
  2003.................................      $  465      $  402          $  727       $  140
                                             ======      ======          ======       ======
Allowance for excess and obsolete inventory:
  2001.................................      $  260      $2,420          $    0       $2,680
                                             ======      ======          ======       ======
  2002.................................      $2,680      $2,015          $1,645       $3,050
                                             ======      ======          ======       ======
  2003.................................      $3,050      $1,308          $3,608       $  750
                                             ======      ======          ======       ======

----------

(1) Represents amounts written off or disposed, net of recoveries.