Form 10-Q
period 2004-03-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2004-05-05
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004 OR

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of March 31, 2004, was 40,159,810.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                             PAGE NO.
PART I FINANCIAL INFORMATION...............................................................
     Item 1. Consolidated Financial Statements.............................................
         Consolidated Balance Sheets as of March 31, 2004 and December 31,
         2003..............................................................................
         Consolidated Statements of Operations for the three months ended
         March 31, 2004 and 2003...........................................................
         Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003..........................................................................
         Notes to Consolidated Financial Statements........................................
     Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................
     Item 3. Quantitative and Qualitative Disclosures About Market Risk....................
     Item 4. Controls and Procedures.......................................................
PART II  OTHER INFORMATION.................................................................
     Item 1. Legal Proceedings.............................................................
     Item 2. Changes In Securities And Use Of Proceeds.....................................
     Item 3. Defaults Upon Senior Securities...............................................
     Item 4. Submission Of Matters To A Vote Of Security Holders...........................
     Item 5. Other Information.............................................................
     Item 6. Exhibits And Reports On Form 8-K..............................................
SIGNATURES.................................................................................
EXHIBITS...................................................................................

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         THIRD WAVE TECHNOLOGIES, INC.
                          Consolidated Balance Sheets

                                                                               MARCH 31, 2004      DECEMBER 31, 2003
                                                                                  UNAUDITED
ASSETS
Current assets:
  Cash and cash equivalents                                                  $      49,089,098     $     47,015,746
  Short-term investments                                                            10,800,000           10,800,000
  Receivables, net of allowance for doubtful accounts of $140,000
       at March 31, 2004 and December 31, 2003                                       6,184,754            2,061,054
  Inventories                                                                        3,027,846            1,394,046
  Prepaid expenses and other                                                           288,189              485,680
                                                                             -----------------     ----------------
Total current assets                                                                69,389,887           61,756,526
Equipment and leasehold improvements:
  Machinery and equipment                                                           18,564,812           18,544,956
  Leasehold improvements                                                             2,108,038            2,099,104
                                                                             -----------------     ----------------
                                                                                    20,672,850           20,644,060
  Less accumulated depreciation                                                     12,708,277           12,116,813
                                                                             -----------------     ----------------
                                                                                     7,964,573            8,527,247

Intangible assets, net of accumulated amortization                                   5,274,936            5,651,124
Indefinite lived intangible assets                                                   1,007,411            1,007,411
Goodwill                                                                               489,873              489,873
Other long term assets                                                               2,754,817            2,989,752
                                                                             -----------------     ----------------
Total assets                                                                 $      86,881,497     $     80,421,933
                                                                             =================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $       8,980,431     $      4,955,434
  Accrued payroll and related liabilities                                            1,877,309            2,802,297
  Other accrued liabilities                                                          1,341,739            1,776,250
  Deferred revenue                                                                     117,500               67,760
  Long-term debt due within one year                                                 9,500,000            9,500,000
                                                                             -----------------     ----------------
Total current liabilities                                                           21,816,979           19,101,741
Long-term debt                                                                          13,333               13,333
Other liabilities                                                                    2,301,801            2,019,024
Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value,
       10,000,000 shares authorized, 0 shares issued and outstanding                         0                    0
  Common stock, $.001 par value, 100,000,000 shares authorized,
        40,159,810 and 40,021,244 shares issued and outstanding,
       respectively                                                                     40,160               40,021
  Additional paid-in capital                                                       193,840,149          193,356,121
  Unearned stock compensation                                                         (182,388)            (309,996)
  Foreign currency translation adjustment                                               34,657               33,307
  Accumulated deficit                                                             (130,983,194)        (133,831,618)
                                                                             -----------------     -----------------
Total shareholders' equity                                                          62,749,384           59,287,835
                                                                             -----------------     ----------------
Total liabilities and shareholders' equity                                   $      86,881,497     $     80,421,933
                                                                             =================     ================

                See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       THREE MONTHS ENDED MARCH 31,
                                                     --------------------------------
                                                          2004            2003
                                                          ----            ----
Revenues:
     Product sales                                   $   15,214,638  $    8,185,737
     Development revenue                                          0         250,000
     License and royalty revenue                             40,641          25,572
     Grant revenue                                           20,330          30,582
                                                     --------------------------------
Total revenues                                           15,275,609       8,491,891
                                                     --------------------------------

Operating expenses:
     Cost of goods sold
        Product cost of goods sold                        3,500,751       2,602,266
        Intangible and long term asset amortization         571,096         486,905
                                                     --------------------------------
     Total cost of goods sold                             4,071,847       3,089,171

     Research and development                             2,944,163       2,919,278
     Selling and marketing                                2,624,772       2,340,943
     General and administrative                           2,185,113       3,170,767
                                                     --------------------------------
Total operating expenses                                 11,825,895       11,520,159
                                                     --------------------------------
Income (loss) from operations                             3,449,714      (3,028,268)

Other income (expense):
     Interest income                                        127,190         170,795
     Interest expense                                       (56,994)        (92,083)
     Other                                                 (671,486)         25,731
                                                     --------------------------------
Other income (expense)                                     (601,290)        104,443
                                                     --------------------------------

Net income (loss)                                    $    2,848,424  $   (2,923,825)
                                                     ================================

Net income (loss) per share - basic                  $         0.07  $        (0.07)
                                                     ================================

Net income (loss) per share - diluted                $         0.07  $        (0.07)
                                                     ================================

Weighted Average Shares outstanding:
     Basic                                               40,079,040      39,564,054

     Diluted                                             41,566,020      39,564,054

                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    ---------------------------------
                                                                          2004            2003
                                                                    --------------- -----------------
OPERATING ACTIVITIES:
Net income (loss)                                                   $    2,848,424  $    (2,923,825)
Adjustments  to reconcile net income (loss) to net cash provided by
(used in) operating activities:
   Depreciation and amortization                                            788,401          775,490
   Amortization of intangible assets                                        376,188          376,188
   Noncash stock compensation                                               232,561          235,273
   (Gain) loss on disposal of equipment                                      18,474              769
   Changes in operating assets and liabilities:
      Receivables                                                       (4,122,350)        1,168,216
      Inventories                                                       (1,633,800)        (169,731)
      Prepaid expenses and other assets                                     237,515          109,318
      Accounts payable                                                    4,024,998          747,347
      Accrued expenses and other liabilities                            (1,076,723)      (1,096,663)
      Deferred revenue                                                       49,740        (175,000)
                                                                    ---------------------------------
Net cash provided by (used in) operating activities                       1,743,428        (952,618)

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                          (49,290)         (86,523)
Proceeds on sale of equipment                                                     0           11,850
Sales and maturities of short-term investments                                    0           48,000
                                                                    ---------------------------------
Net cash used in investing activities                                      (49,290)         (26,673)

FINANCING ACTIVITIES:
Payments on long-term debt                                                        0          (6,392)
Proceeds from common stock, net                                             379,214           22,560
                                                                    ---------------------------------
Net cash provided by financing activities                                   379,214           16,168
                                                                    ---------------------------------
Net increase (decrease) in cash and cash equivalents                      2,073,352        (963,123)
Cash and cash equivalents at beginning of period                         47,015,746       49,301,501
                                                                    ---------------------------------
Cash and cash equivalents at end of period                          $    49,089,098  $    48,338,378
                                                                    =================================

                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Third Wave Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.

(2) Net Income (Loss) Per Share

In accordance with accounting principles generally accepted in the United States, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net income (loss) per share takes into account the weighted average shares from options that could potentially dilute basic earnings per share in the future. Shares associated with stock options are excluded for the three months ended March 31, 2003 because they are antidilutive for the period.

The following table presents the calculation of basic and diluted net income
(loss) per share:

                                                              THREE MONTHS ENDED MARCH 31,
                                                                 2004               2003
                                                           ----------------    --------------
Numerator:

     Net income (loss)                                     $      2,848,424    $  (2,923,825)
                                                           ================    ==============

Denominator

     Weighted average shares outstanding - basic                 40,079,040       39,564,054

     Dilutive effect of stock options                             1,486,980           N/A
                                                           ----------------    --------------

     Weighted average shares outstanding - diluted               41,566,020       39,564,054
                                                           ================    ==============

(3) Stock-Based Compensation

    Third Wave has stock-based employee compensation plans. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for our stock option plans.

    Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, our SFAS No. 123 pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                       2004         2003
                                                   -----------   -----------
Net income (loss), as reported                     $ 2,848,424   $(2,923,825)
Add:  Stock based compensation,
   as reported                                         232,561       235,273
Less: Stock-based compensation,
   using fair value method                          (1,284,913)   (1,036,601)
                                                   -----------   -----------
Pro forma net income (loss)                        $ 1,796,072   $(3,725,153)
 Net income (loss) per share - basic,
   as reported                                     $      0.07   $     (0.07)

 Net income (loss) per share - diluted,
   as reported                                     $      0.07   $     (0.07)
Pro forma net income (loss) per
   share - basic                                   $      0.04   $     (0.09)

Pro forma net income (loss) per
   share - diluted                                 $      0.04   $     (0.09)

(4) Inventories

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                                         MARCH 31,     DECEMBER 31,
                                                           2004            2003
                                                      --------------  --------------
           Raw materials                                 $ 1,484,941      $1,609,866
           Finished goods and work in process              2,342,657         534,180
           Reserve for excess and obsolete inventory        (799,752)       (750,000)
                                                      --------------  --------------
           Total inventories                             $ 3,027,846      $1,394,046
                                                      ==============  ==============

(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                        2004             2003
                                      ----------      ----------
     Cost of goods sold                 $  5,082        $ 55,652
     Research and development             78,335          12,772
     Selling and marketing                68,001           3,220
     General and administrative           81,143         163,629
                                      ----------      ----------
         Total stock compensation      $ 232,561        $235,273
                                      ----------      ----------

(6) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                2004            2003
                                                           --------------  --------------
          Net income (loss)                                $    2,848,424  $   (2,923,825)
          Other comprehensive income (loss):
              Foreign currency translation adjustments              1,350            (759)
                                                           --------------  --------------
          Comprehensive income (loss)                      $    2,849,774  $   (2,924,584)
                                                           --------------  --------------

(7) Derivative Instruments

We sell products in a number of countries throughout the world. In the quarters ending March 31, 2004 and 2003, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. Contracts outstanding at March 31, 2004 represented a combined U.S. dollar equivalent commitment of approximately $20.9 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

(8) Amortizable Intangible Assets

    Amortizable intangible assets consist of the following:

                                                 MARCH 31, 2004                   DECEMBER 31, 2003
                                       -------------------------------   -------------------------------
                                             GROSS                            GROSS
                                           CARRYING        ACCUMULATED       CARRYING        ACCUMULATED
                                            AMOUNT        AMORTIZATION        AMOUNT        AMORTIZATION
                                       --------------    -------------   --------------    -------------
     Costs of settling patent
       Litigation                      $   10,533,248    $   5,258,312   $   10,533,248    $   4,882,124
     Reacquired marketing and
       Distribution rights                  2,211,111        2,211,111        2,211,111        2,211,111
     Customer agreements                       38,000           38,000           38,000           38,000
                                       ==============    =============   ==============    =============
                                       $   12,782,359    $   7,507,423   $   12,782,359    $   7,131,235
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

During the fourth quarter of 2002, the Company completed an auction to sell equipment held for sale resulting from the restructuring. The auction resulted in significantly higher proceeds than the Company had anticipated in the third quarter of 2002. Accordingly, a credit of $3.6 million was recorded as an offset to the restructuring charge in the fourth quarter of 2002. The Company also amended its corporate lease agreement during the fourth quarter of 2002, which resulted in an increase to the facilities charge of $300,000. The facilities charge contained estimates based upon the Company's potential to sublease a portion of its corporate office beginning in 2004. The Company continues to offer corporate office space for sublease, but has not yet sublet the space. Accordingly, in the fourth quarter of 2003, the Company changed its estimate of when it expects to sublease the space from 2004 to 2006.

The following table shows the changes in the restructuring accrual since December 31, 2003. The remaining restructuring balance of $1.3 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid over the lease term through 2011. The current portion of the accrual is included in other accrued liabilities on the balance sheet and the remainder is included in other long-term liabilities.

         Accrued restructuring balance at
            December 31, 2003                 $   1,414,044
         Payments made                              (77,936)
                                              --------------
         Accrued restructuring balance at
            March 31, 2004                    $   1,336,108
                                              --------------

(10)  Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.


                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.

OVERVIEW

Third Wave Technologies, Inc. is a leading molecular diagnostics company. We believe our proprietary Invader(R) technology, a novel, chemistry-based platform, is easier to use, more accurate and cost-effective, and enables higher testing throughput than existing technology. These and other advantages conferred by our technology platform are enabling us to provide physicians and researchers with superior tools to diagnose and treat disease.

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


RESTRUCTURING AND OTHER CHARGES.

    The restructuring and other charges resulting from the restructuring plan in the third quarter of 2002 has been recorded in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," and Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The restructuring charge was comprised primarily of costs to consolidate facilities, impairment charges for abandoned leasehold improvements and equipment to be sold or abandoned, prepayment penalties related mainly to capital lease obligations on equipment to be sold or abandoned, and other costs related to the restructuring. The remaining accrued restructuring balance is for rent payments on a non-cancelable lease, net of estimated sublease income. In calculating the cost to consolidate the facilities, we estimated the future lease and operating costs to be paid until the leases are terminated and the amount, if any, of sublease receipts for each location. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on the lease termination payments, operating costs until terminated, and the offsetting sublease receipts may turn out to be incorrect and our actual cost may be materially different from our estimates.

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

    Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under SFAS No. 142, "Goodwill and Other Intangible Assets." The annual impairment tests are completed in the quarter ended September 30.

DERIVATIVE INSTRUMENTS

    We sell products in a number of countries throughout the world. During 2004 and 2003, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. Contracts outstanding at March 31, 2004 represented a combined U.S. dollar equivalent commitment of approximately $20.9 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

    Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At March 31, 2004, our inventory reserves were $0.8 million, or 21% of our $3.8 million total gross inventories. As of March 31, 2004, a large portion of our gross inventory was held at a customer site pending inspection for approval.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

REVENUES. Revenues for the three months ended March 31, 2004 of $15.3 million represented an increase of $6.8 million as compared to revenues of $8.5 million for the corresponding period of 2003.

Product revenues increased to $15.2 million for the quarter ended March 31, 2004, from $8.2 million in the quarter ended March 31, 2003. The increase in product sales during the three months ending March 31, 2004 was due to an increase in sales of genomic research product to a major Japanese research institute and an increase in molecular diagnostic sales compared to the corresponding periods of 2003. We expect our molecular diagnostic revenues to increase throughout 2004.

Development revenues for the three months ended March 31, 2004 was $0, compared to $0.3 million for the three months ended March 31, 2003. The decrease was due to the transition from development revenue to product revenue in our development and commercialization agreement with BML, Inc.

Significant Customer. We generated $10.7 million, or 70% of our revenues from sales to a major Japanese research institute for use by several end-users during the quarter ended March 31, 2004. As of March 31, 2004, $4.0 million of our accounts receivable were attributable to this customer. This customer will continue to purchase Company products in 2004, however, the timing and total of such purchases will be influenced by the funding process and amounts which are unpredictable and unknown to Third Wave.


COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended March 31, 2004, cost of goods sold increased to $4.1 million, compared to $3.1 million for the corresponding period of 2003. The increase is primarily due to the increase in sales volume. We expect gross margin to improve as molecular diagnostic revenues increase.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended March 31, 2004 and 2003 were $2.9 million. We will continue to invest in research and development, and expenditures in this area may increase as we expand our product development efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended March 31, 2004 were $2.6 million, an increase of $0.3 million, as compared to $2.3 million for the corresponding period of 2003. The increase in the three months ended March 31, 2004 was due to an increase in personnel related expenses compared to the same period in 2003. We anticipate selling and marketing expenses to continue to be at or above 2003 levels.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses decreased to $2.2 million in the three months ended March 31, 2004, from $3.2 million for the corresponding period in 2003. The decrease in the three months ended March 31, 2004 was due to a decrease in legal fees related to litigation and personnel related expenses compared to the corresponding period of 2003.

INTEREST INCOME. Interest income for the three months ended March 31, 2004 was $0.1 million, compared to $0.2 million for the corresponding period of 2003. This decrease was primarily due to lower interest rates compared to the three months ended March 31, 2003.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2004 and 2003 was approximately $0.1 million.

OTHER INCOME (EXPENSE): Other expense for the three months ended March 31, 2004 was $0.7 million, compared to other income of $26,000 for the three months ended March 31, 2003. The increase in the expense is due to the adjustment of foreign currency contracts and the related hedged asset to fair value at the end of the quarter.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of March 31, 2004, we had cash and cash equivalents and short-term investments of $59.9 million.

Net cash provided by operations for the three months ended March 31, 2004 was $1.7 million, compared to net cash used in operations of $1.0 million in the corresponding period in 2003. The decrease in cash used in operations was primarily due to the increase in revenue.

    Net cash used in investing activities for the three months ended March 31, 2004 and March 31, 2003 was less than $0.1 million. Investing activities included capital expenditures of $49,000 in the three months ended March 31, 2004, compared to $87,000 in the corresponding period in 2003. Investing activities in the three months ended March 31, 2003 also included proceeds from the sale of equipment of $12,000 and $48,000 from the maturity of short-term investments.

    Net cash provided by financing activities was $0.4 million in the three months ended March 31, 2004, compared to $16,000 in 2003. Cash provided by financing activities in the three months ending March 31, 2004 consisted of proceeds from the sale of common stock of $0.4 million compared to $23,000 in the corresponding period of 2003. In the three months ended March 31, 2003, $6,000 was used to repay debt.

    The following summarizes our contractual obligations at March 31, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                TOTAL    LESS THAN    YEARS    YEARS    OVER
                                           1 YEAR     2 - 3    4 - 5   5 YEARS
                                         ---------  -------- -------  --------
   CONTRACTUAL OBLIGATION
   Non-cancelable operating
   lease obligations          $  14,848   $  1,603  $  3,722 $ 4,026  $ 5,497
   Term loan                      9,513      9,500        13      --       --
                              ---------   --------  -------- -------  -------
   Total obligation           $  24,361   $ 11,103  $  3,735 $ 4,026  $ 5,497
                              ---------   --------  -------- -------  -------

As of December 31, 2003 and March 31, 2004, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $114 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering in February 2001.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Overview" and "Risk Factors" sections of our annual report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - There are no material legal proceedings pending. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

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

        From the time of receipt through March 31, 2004, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $14.0 million for general corporate purposes, including working capital and research and development activities.

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

    (b)  Reports on Form 8-K filed during the three months ended March 31, 2004:
         The Company filed a Form 8-K dated February 4, 2004 and February 24, 2004 reporting the Company's press releases dated February 4 and February 24 announcing the Company's year ending December 31, 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THIRD WAVE TECHNOLOGIES, INC.

                   Date:  May 5, 2004     /s/ Lance Fors
                                          -----------------------------
                                          Lance Fors, CEO

                   Date:  May 5, 2004     /s/ David Nuti
                                          -----------------------------
                                          David Nuti, CFO