Form 10-Q
period 2004-06-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2004-08-09
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004 OR

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of June 30, 2004, was 40,446,409.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
PART I FINANCIAL INFORMATION........................................................  3
   Item 1. Financial Statements.....................................................  3
      Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.........  3
      Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003................................................  4
      Consolidated Statements of Cash Flows for the six months ended June 30,
        2004 and 2003...............................................................  5
      Notes to Consolidated Financial Statements....................................  6
   Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.......................................................  9
   Item 3. Quantitative and Qualitative Disclosures About Market Risk............... 13
   Item 4. Controls and Procedures.................................................. 13
PART II OTHER INFORMATION........................................................... 14
   Item 1. Legal Proceedings........................................................ 14
   Item 2. Changes In Securities, Use Of Proceeds, and Issuer Purchases of Equity
        Securities.................................................................. 14
   Item 3. Defaults Upon Senior Securities.......................................... 14
   Item 4. Submission Of Matters To A Vote Of Security Holders...................... 14
   Item 5. Other Information........................................................ 15
   Item 6. Exhibits And Reports On Form 8-K......................................... 15
SIGNATURES.......................................................................... 15
EXHIBITS............................................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                           JUNE 30, 2004      DECEMBER 31, 2003
                                                                            UNAUDITED
ASSETS
Current assets:
  Cash and cash equivalents                                                $  58,197,612    $         47,015,746
  Short-term investments                                                      10,800,000              10,800,000
  Receivables, net of allowance for doubtful accounts of
   $140,000 at June 30, 2004 and December 31, 2003                             3,228,773               2,061,054
  Inventories                                                                  1,922,788               1,394,046
  Prepaid expenses and other                                                     702,778                 485,680
                                                                           -------------    --------------------
Total current assets                                                          74,851,951              61,756,526
Equipment and leasehold improvements:
  Machinery and equipment                                                     15,558,444              18,544,956
  Leasehold improvements                                                       2,032,791               2,099,104
                                                                           -------------    --------------------
                                                                              17,591,235              20,644,060
  Less accumulated depreciation                                               11,232,045              12,116,813
                                                                           -------------    --------------------
                                                                               6,359,190               8,527,247
Assets held for sale                                                             312,000                       0
Intangible assets, net of accumulated amortization                             4,898,748               5,651,124
Indefinite lived intangible assets                                             1,007,411               1,007,411
Goodwill                                                                         489,873                 489,873
Other long term assets                                                         2,549,418               2,989,752
                                                                           -------------    --------------------
Total assets                                                               $  90,468,591    $         80,421,933
                                                                           =============    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $   5,653,085    $          4,955,434
  Accrued payroll and related liabilities                                      2,007,591               2,802,297
  Other accrued liabilities                                                    1,241,999               1,776,250
  Deferred revenue                                                             5,395,419                  67,760
  Long-term debt due within one year                                           9,558,481               9,500,000
                                                                           -------------    --------------------
Total current liabilities                                                     23,856,575              19,101,741
Long-term debt                                                                   154,852                  13,333
Deferred revenue - long term                                                     247,917                       0
Other liabilities                                                              2,793,789               2,019,024
Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value,
   10,000,000 shares authorized, 0 shares issued and outstanding                       0                       0
  Common stock, $.001 par value, 100,000,000 shares authorized,
   40,446,409 and 40,021,244 shares issued and outstanding, respectively          40,446                  40,021
  Additional paid-in capital                                                 194,892,151             193,356,121
  Unearned stock compensation                                                   (461,692)               (309,996)
  Foreign currency translation adjustment                                         33,478                  33,307
  Accumulated deficit                                                       (131,088,925)           (133,831,618)
                                                                           -------------    --------------------
Total shareholders' equity                                                    63,415,458              59,287,835
                                                                           -------------    --------------------
Total liabilities and shareholders' equity                                 $  90,468,591    $         80,421,933
                                                                           =============    ====================

                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                        ----------------------------    ----------------------------
                                            2004            2003            2004            2003
                                        ------------    ------------    ------------    ------------
Revenues:
     Product sales                      $ 12,543,461    $  8,515,318    $ 27,758,099    $ 16,701,055
     Development revenue                           0         250,000               0         500,000
     License and royalty revenue              40,404          28,028          81,045          53,600
     Grant revenue                            48,402          23,875          68,732          54,457
                                        ------------    ------------    ------------    ------------
Total revenues                            12,632,267       8,817,221      27,907,876      17,309,112
                                        ------------    ------------    ------------    ------------
Operating expenses:
     Cost of goods sold
        Product cost of goods sold         2,948,652       2,884,950       6,449,405       5,487,216
        Intangible and long-term
          asset amortization                 541,561         490,296       1,112,657         977,201
                                        ------------    ------------    ------------    ------------
     Total cost of goods sold              3,490,213       3,375,246       7,562,062       6,464,417

     Research and development              3,363,377       2,912,297       6,307,540       5,831,575
     Selling and marketing                 2,696,218       2,520,489       5,320,991       4,861,432
     General and administrative            3,079,591       2,246,009       5,264,702       5,416,776
     Impairment charge                       758,716               0         758,716               0
                                        ------------    ------------    ------------    ------------
Total operating expense                   13,388,115      11,054,041      25,214,011      22,574,200
                                        ------------    ------------    ------------    ------------
Income (loss) from operations               (755,848)     (2,236,820)      2,693,865      (5,265,088)
Other income (expense):
     Interest income                         142,758         160,271         269,948         331,066
     Interest expense                        (58,755)        (92,000)       (115,749)       (184,083)
     Other                                   566,115           7,804        (105,371)         33,535
                                        ------------    ------------    ------------    ------------
Other income                                 650,118          76,075          48,828         180,518
                                        ------------    ------------    ------------    ------------
Net income (loss)                       $   (105,730)   $ (2,160,745)   $  2,742,693    $ (5,084,570)
                                        ============    ============    ============    ============

Net income (loss) per share - basic     $      (0.00)   $      (0.05)   $       0.07    $      (0.13)
                                        ============    ============    ============    ============
Net income (loss) per share - diluted   $      (0.00)   $      (0.05)   $       0.07    $      (0.13)
                                        ============    ============    ============    ============
Weighted Average Shares outstanding
       Basic                              40,325,351      39,699,313      40,201,932      39,631,630
                                        ============    ============    ============    ============
       Diluted                            40,325,351      39,699,313      41,874,808      39,631,630
                                        ============    ============    ============    ============

                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                     ----------------------------
                                                                          2004            2003
                                                                     ------------    ------------
OPERATING ACTIVITIES:
Net income (loss)                                                    $  2,742,693    $ (5,084,570)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                         1,495,201       1,559,845
  Amortization of intangible assets                                       752,376         752,376
  Noncash stock compensation                                              544,178         434,849
  Impairment charge and loss on disposal of equipment                     870,058          20,614
  Changes in operating assets and liabilities:
    Receivables                                                        (1,167,549)     (1,054,552)
    Inventories                                                          (528,742)        (28,486)
    Prepaid expenses and other assets                                    (137,050)        607,479
    Accounts payable                                                      697,651         239,201
    Accrued expenses and other liabilities                               (554,192)     (1,093,962)
    Deferred revenue                                                    5,575,576        (424,480)
                                                                     ------------    ------------
Net cash provided by (used in) operating activities                    10,290,200      (4,071,686)

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                        (206,934)       (119,367)
Proceeds on sale of equipment                                              58,020         290,551
Sales and maturities of short-term investments                                  0          48,000
                                                                     ------------    ------------
Net cash provided by (used in) investing activities                      (148,914)        219,184

FINANCING ACTIVITIES:
Proceeds of long-term debt                                                200,000               0
Payments on long-term debt                                                      0         (12,937)
Proceeds from common stock, net                                           840,580         383,579
                                                                     ------------    ------------
Net cash provided by financing activities                               1,040,580         370,642
                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents                   11,181,866      (3,481,860)
Cash and cash equivalents at beginning of period                       47,015,746      49,301,501
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $ 58,197,612    $ 45,819,641
                                                                     ============    ============

                 See accompanying notes to financialstatements.

                          THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (unaudited)

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

(2) Net Income (Loss) Per Share

In accordance with accounting principles generally accepted in the United States, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net income (loss) per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the three months ended June 30, 2004 and the three and six months ended June 30, 2003 because they are antidilutive for the periods.

The following table presents the calculation of basic and diluted net income
(loss) per share:

                                                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                              2004              2003              2004             2003
                                                         --------------    --------------    --------------   --------------
Numerator:

         Net income (loss)                               $     (105,730)   $   (2,160,745)   $    2,742,693   $   (5,084,570)

Denominator

         Weighted average shares outstanding - basic         40,325,351        39,699,313        40,201,932       39,631,630

         Dilutive securities - stock options                        N/A               N/A         1,672,876              N/A

         Weighted average shares outstanding - diluted       40,325,351        39,699,313        41,874,808       39,631,630

Basic net income (loss) per share                        $        (0.00)   $        (0.05)   $         0.07   $        (0.13)

Dilutive net income (loss) per share                     $        (0.00)   $        (0.05)   $         0.07   $        (0.13)

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

    Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, our SFAS No. 123 pro forma net income (loss) and net income (loss) per share would have been as follows:

                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                           2004            2003             2004             2003
                                      -------------    -------------    -------------    -------------
Net income (loss), as reported        $    (105,730)   $  (2,160,745)   $   2,742,693    $  (5,084,570)
Add:  Stock based compensation,
   as reported                              311,617          199,576          544,178          434,849
Less: Stock-based compensation,
   using fair value method               (1,156,271)      (1,196,717)      (2,441,184)      (2,232,717)
                                      -------------    -------------    -------------    -------------

Pro forma net income (loss)           $    (950,384)   $  (3,157,886)   $     845,687    $  (6,882,438)
                                      =============    =============    =============    =============

Net income (loss) per share, basic,   $       (0.00)   $       (0.05)   $        0.07    $       (0.13)
as reported
Net income (loss) per share,          $       (0.00)   $       (0.05)   $        0.07    $       (0.13)
diluted, as reported
Pro forma net income (loss) per       $       (0.02)   $       (0.08)   $        0.02    $       (0.17)
share, basic
Pro forma net income (loss) per       $       (0.02)   $       (0.08)   $        0.02    $       (0.17)
share, diluted

(4) Inventories

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                                JUNE 30,       DECEMBER 31,
                                                 2004              2003
                                            --------------    --------------
Raw materials                               $    1,412,329    $    1,609,866
Finished goods and work in process               1,257,443           534,180
Reserve for excess and obsolete inventory         (746,984)         (750,000)
                                            --------------    --------------
Total inventories                           $    1,922,788    $    1,394,046
                                            ==============    ==============

(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                    JUNE 30,              JUNE 30,
                                 2004       2003       2004       2003
                               --------   --------   --------   --------
Cost of goods sold             $  4,879   $ 14,369   $  9,961   $ 70,021
Research and development        272,610     11,370    350,945     24,142
Selling and marketing               485      2,636     68,486      5,856
General and administrative       33,643    171,201    114,786    334,830
                               --------   --------   --------   --------
    Total stock compensation   $311,617   $199,576   $544,178   $434,849
                               --------   --------   --------   --------

(6) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                   2004           2003           2004          2003
                                               -----------    -----------    -----------   -----------
Net Income (Loss)                              $  (105,730)   $(2,160,745)   $ 2,742,693   $(5,084,570)
Other comprehensive loss:
    Foreign currency translation adjustments        (1,179)        (2,209)           171        (2,968)
                                               -----------    -----------    -----------   -----------
Comprehensive loss                             $  (106,909)   $(2,162,954)   $ 2,742,864   $(5,087,538)
                                               ===========    ===========    ===========   ===========

(7) Derivative Instruments

We sell products in a number of countries throughout the world. In the quarters ending June 30, 2004 and 2003, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. There were no contracts outstanding at June 30, 2004. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

(8) Amortizable Intangible Assets

    Amortizable intangible assets consist of the following:

                                    JUNE 30, 2004                 DECEMBER 31, 2003
                              ----------------------------   ----------------------------
                                GROSS                          GROSS
                               CARRYING      ACCUMULATED      CARRYING      ACCUMULATED
                                AMOUNT       AMORTIZATION      AMOUNT       AMORTIZATION
                              -----------   --------------   -----------   --------------
   Costs of settling patent
     Litigation               $10,533,248   $    5,634,500   $10,533,248   $    4,882,124
   Reacquired marketing and
     Distribution rights        2,211,111        2,211,111     2,211,111        2,211,111
   Customer agreements             38,000           38,000        38,000           38,000
                              -----------   --------------   -----------   --------------
             Total            $12,782,359   $    7,883,611   $12,782,359   $    7,131,235
                              ===========   ==============   ===========   ==============

(9) Restructuring and Impairment of Long Lived Assets

During the third quarter of 2002, we announced a restructuring plan designed to simplify product development and manufacturing operations and reduce operating expenses. The restructuring charges recorded were determined based upon plans submitted by the Company's management and approved by the Board of Directors using information available at the time. The restructuring charge included $2.5 million for the consolidation of facilities, $500,000 for prepayment penalties mainly under capital lease arrangements, an impairment charge of $7.2 million for abandoned leasehold improvements and equipment to be sold and $900,000 of other costs related to the restructuring. The Company also recorded a $1.1 million charge within cost of goods sold related to inventory that was considered obsolete based upon the restructuring plan.

The facilities charge contained estimates based on the Company's potential to sublease a portion of its corporate office. The Company has offered the corporate office space for sublease, but has been unable to sublease the space. Accordingly, the Company decreased its estimate of the amount of sublease income it expects to receive. The estimated lease and operating expenses were also reduced, based on a portion of the office space being utilized.

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

      Accrued restructuring balance at
        December 31, 2003                            $   1,414,044
      Payments made                                       (115,849)
                                                     -------------
      Accrued restructuring balance at
        June 30, 2004                                $   1,298,195
                                                     -------------

(10)  Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.

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

LONG-LIVED ASSETS--IMPAIRMENT

    Equipment, leasehold improvements and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, if the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. For assets removed from service and held for sale, we estimate the fair market value of such assets and record an adjustment if fair value less costs to sell is lower than carrying value. In the quarter ended June 30, 2004 we recorded an impairment charge of $0.8 million on certain equipment.

    Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under SFAS No. 142, "Goodwill and Other Intangible Assets." The annual impairment tests are completed in the quarter ended September 30. An impairment test was performed in the quarter ended June 30, 2004 due to a change in our forecast. Based on the analysis, it was determined that there was no impairment of goodwill or intangible assets with indefinite lives.

DERIVATIVE INSTRUMENTS

    We sell products in a number of countries throughout the world. During 2004 and 2003, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were no contracts outstanding at June 30, 2004. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

    Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At June 30, 2004, our inventory reserves were $0.7 million, or 28% of our $2.7 million total gross inventories. As of June 30, 2004, 27% of our gross inventory was held at a customer site pending inspection for approval.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

REVENUES. Revenues for the three months ended June 30, 2004 of $12.6 million represented an increase of $3.8 million, compared to revenues of $8.8 million for the corresponding period of 2003. Revenues for the six months ended June 30, 2004 of $27.9 million represented an increase of $10.6 million, compared to revenues of $17.3 million for the corresponding period of 2003.

Product revenues increased to $12.5 million for the quarter ended June 30, 2004, from $8.5 million in the quarter ended June 30, 2003. Product revenues increased to $27.8 million for the six months ended June 30, 2004, from $16.7 million in the six months ended June 30, 2003. The increase in product sales during the three and six months ending June 30, 2004 was due to an increase in sales of genomic research product to a major Japanese research institute and an increase in molecular diagnostic sales compared to the corresponding periods of 2003. We expect our molecular diagnostic revenues to increase throughout 2004.

We had no development revenues for the three months ended June 30, 2004, compared to development revenues of $0.3 million for the three months ended June 30, 2003. We had no development revenues for the six months ended June 30, 2004, compared to development revenues of $0.5 million for the six months ended June 30, 2003. The decrease was due to the transition from development revenue to product revenue in our development and commercialization agreement with BML, Inc.

Significant Customer. We generated $19.1 million, or 68% of our revenues, from sales to a major Japanese research institute for use by several end-users during the six months ended June 30, 2004. As of June 30, 2004, $0.7 million of our accounts receivable were attributable to this customer. We also recorded deferred revenue of $5.1 million related to a product shipment that is subject to acceptance by this customer. This customer will continue to purchase Company products in 2004, however, the timing and total of such purchases will be influenced by the Japanese government funding process and amounts which are unpredictable and unknown to Third Wave.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended June 30, 2004, cost of goods sold increased to $3.5 million, compared to $3.4 million for the corresponding period of 2003. For the six months ended June 30, 2004, cost of goods sold increased to $7.6 million, compared to $6.5 million for the corresponding period of 2003. The increase was primarily due to the increase in sales volume. We expect gross margin to improve as molecular diagnostic revenues increase.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended June 30, 2004 were $3.4 million, compared to $2.9 million for the three months ended June 30, 2003. Research and development expenses for the six months ended June 30, 2004 were $6.3 million, compared to $5.8 million for the six months ended June 30, 2003. The increase in research and development expenses was primarily due to an increase in personnel related expenses. We will continue to invest in research and development, and expenditures in this area may increase as we expand our product development efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended June 30, 2004 were $2.7 million, an increase of $0.2 million, compared to $2.5 million for the corresponding period of 2003. Selling and marketing expenses for the six months ended June 30, 2004 were $5.3 million, an increase of $0.4 million, compared to $4.9 million for the corresponding period of 2003. The increase in the six months ended June 30, 2004 was due to an increase in personnel related expenses compared to the same period in 2003. We anticipate selling and marketing expenses to continue to be at or above 2003 levels.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $3.1 million in the three months ended June 30, 2004, from $2.2 million for the corresponding period in 2003. General and administrative expenses decreased to $5.3 million in the six months ended June 30, 2004, from $5.4 million for the corresponding period in 2003. The increase in the three months ended June 30, 2004 was due to an increase in personnel related expenses compared to the corresponding period of 2003.

IMPAIRMENT CHARGE. In the three months ended June 30, 2004 an impairment charge of $0.8 million was recorded for equipment written down to fair value.

INTEREST INCOME. Interest income for the three months ended June 30, 2004 was $0.1 million, compared to $0.2 million for the corresponding period of 2003. Interest income for the six months ended June 30, 2004 and 2003 was $0.3 million.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2004 and 2003 was approximately $0.1 million. Interest expense for the six months ended June 30, 2004 was $0.1 million compared to $0.2 million for the six months ended June 30, 2003.

OTHER INCOME (EXPENSE): Other income for the three months ended June 30, 2004 was $0.6 million, compared to other income of $8,000 for the three months ended June 30, 2003. Other expense for the three months ended June 30, 2004 was $0.1 million, compared to other income of $34,000 for the six months ended June 30, 2003. The increase in other income was due to the adjustment of foreign currency contracts.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of June 30, 2004, we had cash and cash equivalents and short-term investments of $69.0 million.

Net cash provided by operations for the six months ended June 30, 2004 was $10.3 million, compared to net cash used in operations of $4.1 million in the corresponding period in 2003. The increase in cash provided by operations was primarily due to the increase in revenue and deferred revenue.

    Net cash used in investing activities for the six months ended June 30, 2004 was $0.1 million, compared to net cash provided by investing of $0.2 million in the corresponding period in 2003. Investing activities included capital expenditures of $0.2 million in the six months ended June 30, 2004, compared to $0.1 million in the corresponding period in 2003. Investing activities included proceeds from the sale of equipment of $0.1 million in the six months ended June 30, 2004, compared to $0.3 million in the corresponding period in 2003. Investing activities in the six months ended June 30, 2003 also included $48,000 from the maturity of short-term investments.

    Net cash provided by financing activities was $1.0 million in the six months ended June 30, 2004, compared to $0.4 million in the six months ended June 30, 2003. Cash provided by financing activities in the six months ending June 30, 2004 consisted of proceeds from the sale of common stock of $0.8 million compared to $0.4 million in the corresponding period of 2003. In the six months ended June 30, 2004, there was $0.2 million of proceeds from long-term debt. In the six months ended June 30, 2003, $13,000 was used to repay debt.

    The following summarizes our contractual obligations at June 30, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                             TOTAL   LESS THAN    YEARS     YEARS     OVER
                                                        1 YEAR    2 - 3     4 - 5    5 YEARS
                                             ------- ---------   -------   -------   -------
CONTRACTUAL OBLIGATION
Non-cancelable operating lease obligations   $14,505 $   1,711   $ 3,759   $ 4,066   $ 4,969
Term loan                                      9,713     9,558       155        --        --
                                             ------- ---------   -------   -------   -------
Total obligation                             $24,218 $  11,269   $ 3,914   $ 4,066   $ 4,969
                                             ------- ---------   -------   -------   -------

As of December 31, 2003 and June 30, 2004, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $114 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering in February 2001.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

        From the time of receipt through June 30, 2004, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $14.0 million for general corporate purposes, including working capital and research and development activities.

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

    (e) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         At the Annual Meeting of Shareholders held on June 22, 2004, the following matters were submitted to a vote of security holders:

    (a)  Three directors were elected for terms of three years each, as follows:

Director                   Votes FOR            Votes WITHHELD
Lance Fors                 32,715,869             3,611,696
David Thompson             33,546,753             2,780,812
John J. Puisis             35,992,677               334,888

    (b) The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2004 was ratified, as follows:

     Votes FOR          Votes AGAINST        Votes ABSTAIN      Broker NON-VOTES
     35,926,229           395,932                5,404                 0

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

     10.1 Amendment No. 1 to Employment Agreement between Lance Fors and Third Wave Technologies, Inc. dated June 14, 2004

     10.2 Amendment No. 2 to Employment Agreement between John Puisis and Third Wave Technologies, Inc. dated June 14, 2004

     31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

     32   Section 1350 Certifications

     (b)  Reports on Form 8-K filed during the three months ended June 30, 2004:
          The Company filed a Form 8-K dated April 28, 2004 reporting the Company's press releases dated April 28, 2004 announcing the Company's quarter ending March 31, 2004 financial results. The Company filed a Form 8-K dated May 6, 2004 reporting the Company's press releases dated May 6, 2004 announcing the Company's management succession plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THIRD WAVE TECHNOLOGIES, INC.

        Date: August 9, 2004                        /s/ John Puisis
                                                    ----------------------------
                                                    John Puisis, CEO

        Date: August 9, 2004                        /s/ David Nuti
                                                    ----------------------------
                                                    David Nuti, CFO