Form 10-Q
period 2004-09-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2004-10-29
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
         THE QUARTERLY PERIOD ENDED September 30, 2004 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD _________ to _________.

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of September 30, 2004, was 40,680,771.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                                   PAGE NO.
PART I FINANCIAL INFORMATION...................................................................................
  Item 1. Financial Statements.................................................................................
    Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.................................
    Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003......
    Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003................
    Notes to Consolidated Financial Statements.................................................................
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................
  Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................................
  Item 4. Controls and Procedures..............................................................................
PART II OTHER INFORMATION......................................................................................
  Item 1. Legal Proceedings....................................................................................
  Item 2. Changes In Securities, Use Of Proceeds, and Issuer Purchases of Equity Securities....................
  Item 3. Defaults Upon Senior Securities......................................................................
  Item 4. Submission Of Matters To A Vote Of Security Holders..................................................
  Item 5. Other Information....................................................................................
  Item 6. Exhibits And Reports On Form 8-K.....................................................................
SIGNATURES.....................................................................................................
EXHIBITS.......................................................................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                                         2004                  2003
                                                                                       UNAUDITED
ASSETS
Current assets:
  Cash and cash equivalents                                                        $      56,067,688    $      47,015,746
  Short-term investments                                                                  11,070,000           10,800,000
  Receivables, net of allowance for doubtful accounts of $140,000 at
   September 30, 2004 and December 31, 2003                                                3,717,662            2,061,054
  Inventories                                                                              1,269,924            1,394,046
  Prepaid expenses and other                                                                 484,147              485,680
                                                                                   -----------------    -----------------
Total current assets                                                                      72,609,421           61,756,526
Equipment and leasehold improvements:
  Machinery and equipment                                                                 15,778,148           18,544,956
  Leasehold improvements                                                                   2,210,036            2,099,104
                                                                                   -----------------    -----------------
                                                                                          17,988,184           20,644,060
  Less accumulated depreciation                                                           11,706,953           12,116,813
                                                                                   -----------------    -----------------
                                                                                           6,281,231            8,527,247
Assets held for sale                                                                         305,000                    0
Intangible assets, net of accumulated amortization                                         4,522,560            5,651,124
Indefinite lived intangible assets                                                         1,007,411            1,007,411
Goodwill                                                                                     489,873              489,873
Other long term assets                                                                     2,376,494            2,989,752
                                                                                   -----------------    -----------------
Total assets                                                                       $      87,591,990    $      80,421,933
                                                                                   =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $       5,585,235    $       4,955,434
  Accrued payroll and related liabilities                                                  2,037,303            2,802,297
  Other accrued liabilities                                                                1,438,679            1,776,250
  Deferred revenue                                                                           262,955               67,760
  Capital lease obligation                                                                    21,919                    0
  Long-term debt due within one year                                                       9,613,211            9,500,000
                                                                                   -----------------    -----------------
Total current liabilities                                                                 18,959,302           19,101,741
Long-term debt                                                                               359,724               13,333
Deferred revenue - long term                                                                 226,042                    0
Capital lease obligations - long term                                                         49,362                    0
Other liabilities                                                                          3,282,960            2,019,024
Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value,
   10,000,000 shares authorized, 0 shares issued and outstanding                                   0                    0
  Common stock, $.001 par value, 100,000,000 shares authorized, 40,680,771 and
   40,021,244 shares issued and outstanding, respectively                                     40,681               40,021
  Additional paid-in capital                                                             196,205,868          193,356,121
  Unearned stock compensation                                                               (498,831)            (309,996)
  Foreign currency translation adjustment                                                     31,533               33,307
  Accumulated deficit                                                                   (131,064,651)        (133,831,618)
                                                                                   -----------------    -----------------
Total shareholders' equity                                                                64,714,600           59,287,835
                                                                                   -----------------    -----------------
Total liabilities and shareholders' equity                                         $      87,591,990    $      80,421,933
                                                                                   =================    =================

                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          ------------------                     -----------------
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                            -------------                          -------------
                                                        2004               2003              2004               2003
                                                   --------------     --------------    --------------     --------------
Revenues:
   Product sales                                   $   10,324,397     $    8,991,782    $   38,067,912     $   25,692,837
   Development revenue                                          0            249,999                 0            749,999
   License and royalty revenue                             71,492            112,225           167,121            165,825
   Grant revenue                                           83,138                  0           151,870             54,457
                                                   --------------     --------------    --------------     --------------
Total revenues                                         10,479,027          9,354,006        38,386,903         26,663,118
                                                   --------------     --------------    --------------     --------------
Operating expenses:
   Cost of goods sold
     Product cost of goods sold                         2,119,185          2,762,294         8,568,592          8,249,510
     Intangible and long-term asset amortization          521,505            497,509         1,634,160          1,474,710
                                                   --------------     --------------    --------------     --------------
   Total cost of goods sold                             2,640,690          3,259,803        10,202,752          9,724,220
   Research and development                             2,720,962          2,790,785         8,723,599          8,201,863
   Selling and marketing                                2,370,231          2,098,515         7,691,222          6,959,948
   General and administrative                           2,863,852          2,332,211         8,433,456          8,169,483
   Impairment charge                                            0                  0           758,716                  0
                                                   --------------     --------------    --------------     --------------
Total operating expense                                10,595,735         10,481,314        35,809,745         33,055,514
                                                   --------------     --------------    --------------     --------------
Income (loss) from operations                            (116,708)        (1,127,308)        2,577,158         (6,392,396)
Other income (expense):
   Interest income                                        210,997            118,128           480,945            449,194
   Interest expense                                       (74,030)           (57,049)         (189,779)          (241,132)
   Other                                                    4,015           (368,989)         (101,357)          (335,454)
                                                   --------------     --------------    --------------     --------------
Other income (expense)                                    140,982           (307,910)          189,809           (127,392)
                                                   --------------     --------------    --------------     --------------
Net income (loss)                                  $       24,274     $   (1,435,218)   $    2,766,967     $   (6,519,788)
                                                   ==============     ==============    ==============     ==============
Net income (loss) per share - basic                $         0.00     $        (0.04)   $         0.07     $        (0.16)
                                                   ==============     ==============    ==============     ==============
Net income (loss) per share - diluted              $         0.00     $        (0.04)   $         0.07     $        (0.16)
                                                   ==============     ==============    ==============     ==============
Weighted Average Shares outstanding
     Basic                                             40,521,411         39,803,272        40,309,084         39,688,844
                                                   ==============     ==============    ==============     ==============
     Diluted                                           42,509,345         39,803,272        42,070,075         39,688,844
                                                   ==============     ==============    ==============     ==============

                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                --------------------------------
                                                                                     2004              2003
                                                                                --------------    --------------
OPERATING ACTIVITIES:
Net income (loss)                                                               $    2,766,967    $   (6,519,788)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                                      2,103,010         2,313,202
  Amortization of intangible assets                                                  1,128,564         1,128,564
  Noncash stock compensation                                                         1,329,404           541,097
  Impairment charge and loss on disposal of equipment                                  870,058            38,970
  Changes in operating assets and liabilities:
   Receivables                                                                      (1,658,382)       (1,291,282)
   Inventories                                                                         124,122           210,783
   Prepaid expenses and other assets                                                   121,605           668,016
   Accounts payable                                                                    629,801        (1,338,093)
   Accrued expenses and other liabilities                                              161,368           189,565
   Deferred revenue                                                                    421,237          (720,000)
                                                                                --------------    --------------
Net cash provided by (used in) operating activities                                  7,997,754        (4,778,966)
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                                     (532,601)         (182,009)
Proceeds on sale of equipment                                                           65,020           311,355
Purchases of licensed technology                                                             0          (100,000)
Purchases of short-term investments                                                (11,070,000)      (10,800,000)
Sales and maturities of short-term investments                                      10,800,000        11,013,000
                                                                                --------------    --------------
Net cash provided by (used in) investing activities                                   (737,581)          242,346
FINANCING ACTIVITIES:
Proceeds of long-term debt                                                             470,000                 0
Payments on long-term debt                                                             (10,399)          (15,152)
Proceeds from common stock, net                                                      1,332,168           389,475
                                                                                --------------    --------------
Net cash provided by financing activities                                            1,791,769           374,323
                                                                                --------------    --------------
Net increase (decrease) in cash and cash equivalents                                 9,051,942        (4,162,297)
Cash and cash equivalents at beginning of period                                    47,015,746        49,301,501
                                                                                --------------    --------------
Cash and cash equivalents at end of period                                      $   56,067,688    $   45,139,204
                                                                                ==============    ==============

                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (unaudited)

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

(2) Net Income (Loss) Per Share

In accordance with accounting principles generally accepted in the United States, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net income (loss) per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the three and nine months ended September 30, 2003 because they are antidilutive for the periods.

The following table presents the calculation of basic and diluted net income
(loss) per share:

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                           2004               2003               2004               2003
                                                      --------------     --------------     --------------     --------------
Numerator:
      Net income (loss)                               $       24,274     $   (1,435,218)    $    2,766,967     $   (6,519,788)
Denominator
      Weighted average shares outstanding - basic         40,521,411         39,803,272         40,309,084         39,688,844
      Dilutive securities - stock options                  1,987,934                N/A          1,760,991                N/A
                                                      --------------     --------------     --------------     --------------
      Weighted average shares outstanding - diluted       42,509,345         39,803,272         42,070,075         39,688,844
                                                      ==============     ==============     ==============     ==============
Basic net income (loss) per share                     $         0.00     $        (0.04)    $         0.07     $        (0.16)
Dilutive net income (loss) per share                  $         0.00     $        (0.04)    $         0.07     $        (0.16)

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

      Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, our SFAS No. 123 pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                              2004                2003              2004              2003
                                                          -------------      -------------      -------------     -------------
Net income (loss), as reported                            $      24,274      $  (1,435,218)     $   2,766,967     $  (6,519,788)
Add: Stock based compensation, as reported                      785,226            106,248          1,329,404           541,097
Less: Stock-based compensation, using fair value method      (1,410,484)        (1,469,278)        (3,851,688)       (3,701,996)
                                                          -------------      -------------      -------------     -------------
Pro forma net income (loss)                               $    (600,984)     $  (2,798,248)     $     244,683     $  (9,680,687)
                                                          =============      =============      =============     =============
Net income (loss) per share, basic, as reported           $        0.00      $       (0.04)     $        0.07     $       (0.16)
Net income (loss) per share, diluted, as reported         $        0.00      $       (0.04)     $        0.07     $       (0.16)
Pro forma net income (loss) per share, basic              $       (0.01)     $       (0.07)     $        0.01     $       (0.24)
Pro forma net income (loss) per share, diluted            $       (0.01)     $       (0.07)     $        0.01     $       (0.24)

(4) Inventories

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                                          SEPTEMBER 30,      DECEMBER 31,
                                                               2004               2003
                                                          -------------      -------------
Raw materials                                             $   1,609,097      $   1,609,866
Finished goods and work in process                              410,827            534,180
Reserve for excess and obsolete inventory                      (750,000)          (750,000)
                                                          -------------      -------------
Total inventories                                         $   1,269,924      $   1,394,046
                                                          =============      =============

(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                            2004          2003         2004          2003
                                         -----------   -----------  -----------   -----------
Cost of goods sold                       $    47,731   $    10,762  $    57,692   $    80,783
Research and development                     419,025         8,864      769,970        33,006
Selling and marketing                            188         2,094       68,674         7,950
General and administrative                   318,282        84,528      433,068       419,358
                                         -----------   -----------  -----------   -----------
   Total stock compensation              $   785,226   $   106,248  $ 1,329,404   $   541,097
                                         -----------   -----------  -----------   -----------

(6) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

                                                       THREE MONTHS  ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                      2004            2003            2004             2003
                                                   -----------   --------------   -------------    -----------
Net Income (Loss)                                  $    24,274   $   (1,435,218)  $   2,766,967    $(6,519,788)
Other comprehensive income (loss):
   Foreign currency translation adjustments             (1,945)          23,104          (1,774)        20,136
                                                   -----------   --------------   -------------    -----------
Comprehensive income (loss)                        $    22,329   $   (1,412,114)  $   2,765,193    $(6,499,652)
                                                   ===========   ==============   =============    ===========

(7) Derivative Instruments

We sell products in a number of countries throughout the world. In the quarters ending September 30, 2004 and 2003, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. There were no contracts outstanding at September 30, 2004. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

(8) Amortizable Intangible Assets

    Amortizable intangible assets consist of the following:

                                                       SEPTEMBER 30, 2004                DECEMBER 31, 2003
                                                 ------------------------------   -------------------------------
                                                      GROSS                            GROSS
                                                    CARRYING        ACCUMULATED      CARRYING         ACCUMULATED
                                                     AMOUNT        AMORTIZATION       AMOUNT         AMORTIZATION
                                                 --------------   -------------   --------------    -------------
Costs of settling patent litigation              $   10,533,248   $   6,010,688   $   10,533,248    $   4,882,124
Reacquired marketing and distribution rights          2,211,111       2,211,111        2,211,111        2,211,111
Customer agreements                                      38,000          38,000           38,000           38,000
                                                 --------------   -------------   --------------    -------------
      Total                                      $   12,782,359   $   8,259,799   $   12,782,359    $   7,131,235
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

Accrued restructuring balance at December 31, 2003              $   1,414,044
Payments made                                                        (155,830)
                                                                -------------
Accrued restructuring balance at September 30, 2004             $   1,258,214
                                                                -------------

(10) Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.

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

      Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under SFAS No. 142, "Goodwill and Other Intangible Assets." The annual impairment tests are completed in the quarter ended September 30. In addition, an impairment test was performed in the quarter ended June 30, 2004 due to a change in our forecast. Based on the analysis, it was determined that there was no impairment of goodwill or intangible assets with indefinite lives.

DERIVATIVE INSTRUMENTS

      We sell products in a number of countries throughout the world. During 2004 and 2003, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were no contracts outstanding at September 30, 2004. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

      Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At September 30, 2004, our inventory reserves were $0.8 million, or 37% of our $2.0 million total gross inventories.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

REVENUES. Revenues for the three months ended September 30, 2004 of $10.5 million represented an increase of $1.1 million, compared to revenues of $9.4 million for the corresponding period of 2003. Revenues for the nine months ended September 30, 2004 of $38.4 million represented an increase of $11.7 million, compared to revenues of $26.7 million for the corresponding period of 2003.

Product revenues increased to $10.3 million for the quarter ended September 30, 2004, from $9.0 million in the quarter ended September 30, 2003. Product revenues increased to $38.1 million for the nine months ended September 30, 2004, from $25.7 million in the nine months ended September 30, 2003. The increase in product sales during the three and nine months ending September 30, 2004 was due to an increase in sales of genomic research product to a major Japanese research institute and an increase in molecular diagnostic sales compared to the corresponding periods of 2003. We expect our molecular diagnostic revenues to increase throughout 2004.

We had no development revenues for the three months ended September 30, 2004, compared to development revenues of $0.2 million for the three months ended September 30, 2003. We had no development revenues for the nine months ended September 30, 2004, compared to development revenues of $0.7 million for the nine months ended September 30, 2003. The decrease was due to the transition from development revenue to product revenue in our development and commercialization agreement with BML, Inc.

Significant Customer. We generated $24.9 million, or 65% of our revenues, from sales to a major Japanese research institute for use by several end-users during the nine months ended September 30, 2004. We believe this customer will continue to purchase Company products, however, the timing and total of such purchases will be influenced by the Japanese government funding process and amounts which are unpredictable and unknown to Third Wave.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended September 30, 2004, cost of goods sold decreased to $2.6 million, compared to $3.3 million for the corresponding period of 2003. For the nine months ended September 30, 2004, cost of goods sold increased to $10.2 million, compared to $9.7 million for the corresponding period of 2003. The increase in the nine month period was primarily due to the increase in sales volume. Cost of goods sold as a percentage of revenue decreased due to the increased sales of higher margin product. We expect gross margin to improve as molecular diagnostic revenues increase.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended September 30, 2004 were $2.7 million, compared to $2.8 million for the three months ended September 30, 2003. Research and development expenses for the nine months ended September 30, 2004 were $8.7 million, compared to $8.2 million for the nine months ended September 30, 2003. The increase in research and development expenses was primarily due to an increase in personnel related expenses. We will continue to invest in research and development, and expenditures in this area may increase as we expand our product development efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended September 30, 2004 were $2.4 million, an increase of $0.3 million, compared to $2.1 million for the corresponding period of 2003. Selling and marketing expenses for the nine months ended September 30, 2004 were $7.7 million, an increase of $0.7 million, compared to $7.0 million for the corresponding period of 2003. The increase in the nine months ended September 30, 2004 was due to an increase in personnel related expenses compared to the same period in 2003. We anticipate selling and marketing expenses to continue to be at or above 2003 levels.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $2.9 million in the three months ended September 30, 2004, from $2.3 million for the corresponding period in 2003. General and administrative expenses increased to $8.4 million in the nine months ended September 30, 2004, from $8.2 million for the corresponding period in 2003. The increase in the three months ended September 30, 2004 was due to an increase in personnel related expenses compared to the corresponding period of 2003. The Company anticipates increased legal expenses as a result of its pending patent infringement lawsuit against Stratagene. As the Company moves towards consideration of FDA cleared or approved products, there will be increased expenses attributed to these activities.

IMPAIRMENT CHARGE. In the nine months ended September 30, 2004 an impairment charge of $0.8 million was recorded for equipment written down to fair value.

INTEREST INCOME. Interest income for the three months ended September 30, 2004 was $0.2 million, compared to $0.1 million for the corresponding period of 2003. Interest income for the nine months ended September 30, 2004 was $0.5 million compared to $0.4 million in the nine months ended September 30, 2003.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2004 and 2003 was approximately $0.1 million. Interest expense for the nine months ended September 30, 2004 and 2003 was $0.2 million.

OTHER INCOME (EXPENSE): Other income for the three months ended September 30, 2004 was $4,000, compared to other expense of $0.4 million for the three months ended September 30, 2003. Other expense for the nine months ended September 30, 2004 was $0.1 million, compared to other expense of $0.3 million for the nine months ended September 30, 2003. The increase in other income was due to the adjustment of foreign currency contracts.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of September 30, 2004, we had cash and cash equivalents and short-term investments of $67.1 million.

Net cash provided by operations for the nine months ended September 30, 2004 was $8.0 million, compared to net cash used in operations of $4.8 million in the corresponding period in 2003. The increase in cash provided by operations was primarily due to the increase in revenue.

      Net cash used in investing activities for the nine months ended September 30, 2004 was $0.7 million, compared to net cash provided by investing of $0.2 million in the corresponding period in 2003. Investing activities included capital expenditures of $0.5 million in the nine months ended September 30, 2004, compared to $0.2 million in the corresponding period in 2003. Investing activities included proceeds from the sale of equipment of $0.1 million in the nine months ended September 30, 2004, compared to $0.3 million in the corresponding period in 2003. Investing activities in the nine months ended September 30, 2004 also included a net cash usage of $0.3 million to purchase short-term investments, compared to net cash proceeds of $0.2 million from the maturity of short-term investments in 2003.

      Net cash provided by financing activities was $1.8 million in the nine months ended September 30, 2004, compared to $0.4 million in the nine months ended September 30, 2003. Cash provided by financing activities in the nine months ending September 30, 2004 consisted of proceeds from the sale of common stock of $1.3 million compared to $0.4 million in the corresponding period of 2003. In the nine months ended September 30, 2004, there was $0.5 million of proceeds from long-term debt. In the nine months ended

September 30, 2004, $10,000 was used to repay debt, compared to $15,000 in the corresponding period in 2003.

There have been no significant changes in our contractual obligations since December 31, 2003.

As of December 31, 2003 and September 30, 2004, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $114 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering in February 2001.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

      On September 15, 2004, Third Wave filed suit against Stratagene Corporation in the United States District Court for the Western District of Wisconsin. The complaint alleges patent infringement by Stratagene Corporation of at least several claims in each of two Third Wave patents concerning the Company's proprietary Invader technology. A scheduling conference in the litigation has been scheduled for November 17, 2004. A trial is expected to take place between July and September of 2005, assuming the parties do not settle the litigation prior to trial.

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

            From the time of receipt through September 30, 2004, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $14.0 million for general corporate purposes, including working capital and research and development activities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

      31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

      32    Section 1350 Certifications

      (b) Reports on Form 8-K filed during the three months ended September 30, 2004: The Company filed a Form 8-K dated July 27, 2004 reporting the Company's press releases dated July 27, 2004 announcing the Company's quarter ending June 30, 2004 financial statements and stock repurchase plan. The Company filed a Form 8-K dated September 3, 2004 reporting the Company's press release dated September 3, 2004 announcing the election of a Director. Finally, on October 27, 2004, the Company filed a Form 8-K announcing the resignation and replacement of its Chief Financial/Accounting Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THIRD WAVE TECHNOLOGIES, INC.

Date: October 29, 2004                          /s/ John Puisis
                                                --------------------------
                                                John Puisis, CEO

Date: October 29, 2004                          /s/ David Nuti
                                                --------------------------
                                                David Nuti, CFO