Form 10-K
period 2004-12-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2005-03-16
CIK 1120438

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004,

                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM            TO

                       COMMISSION FILE NUMBER: 000-31745

                                 ---------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

      Indicate by check whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the last sale price of the common stock of the registrant on June 30, 2004, as reported by The Nasdaq Stock Market, was $153,402,137.

      As of the close of business on March 10, 2005, the registrant had 41,152,891 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2005.

                             THIRD WAVE TECHNOLOGIES

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
     PART I

Item 1.  Business........................................................     3
Item 2.  Properties......................................................    22
Item 3.  Legal Proceedings...............................................    22
Item 4.  Submission of Matters to a Vote of Security Holders.............    22
     PART II
Item 5.  Market for Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities ..    22
Item 6.  Selected Financial Data.........................................    23
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................    23
Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk............................................................    28
Item 8.  Financial Statements and Supplementary Data.....................    30
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................    47
Item 9A. Controls and Procedures.........................................    47
Item 9B. Other Information...............................................    49
     PART III
Item 10. Directors and Executive Officers of the Registrant..............    49
Item 11. Executive Compensation..........................................    49
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters......................    49
Item 13. Certain Relationships and Related Transactions..................    49
Item 14. Principal Accountant Fees and Services..........................    49
     PART IV
Item 15. Exhibits and Financial Statements Schedules.....................    49
Signatures...............................................................    50

FORWARD-LOOKING STATEMENTS

      This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-K, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-K are based on management's current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the "Overview" section of Item 7 hereof and in the "Risk Factors" section of Item 1 hereof.

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

      In the United States, France and the United Kingdom our registered trademarks are Cleavase(R) and Invader(R). Cleavase, CFLP and Invader are registered in Germany. CFLP and Invader are also registered in Japan. A trademark application for InvaderCreator(TM) is pending in the United States, France, Germany, the United Kingdom and Japan. A trademark application is pending in the United States for Third Wave and Invader Plus.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

      Third Wave Technologies, Inc. develops and markets molecular diagnostics for a variety of DNA and RNA analysis applications, providing clinicians and researchers with superior molecular solutions. Our products are based on our proprietary Invader(R) chemistry. It is a novel, chemistry-based platform that we believe is easier to use, more accurate and cost-effective, and enables higher throughput compared to other methods of DNA and RNA analysis. Third Wave was incorporated in California in 1993 and reincorporated in Delaware in 2000.

      The market of greatest application and commercial opportunity for Third Wave's Invader(R) chemistry is molecular diagnostics. We believe this market is approximately $1.4 billion worldwide today, growing to $2.4 billion by 2008. Within this market, there are a number of diverse segments, including genetics/ pharmacogenetics, infectious disease/women's health, and oncology/chromosomal analysis, for which the Company's chemistry is particularly well-suited. In addition to this market of primary focus, the utility of the Invader(R) chemistry extends beyond molecular diagnostics to include research, agriculture/biotechnology ("Agbio") and other applications.

TECHNOLOGY

The Invader(R) Chemistry

      The Invader(R) chemistry is a simple, scalable and accurate DNA and RNA analysis solution designed to enable any size highly-complex laboratory licensed under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") to provide patient results more quickly, increase throughput, and lower costs. The Invader(R) chemistry is a simple, isothermal, DNA probe-based reaction that detects specific genomic sequences or variations.

      The Company announced during 2004 that it will enhance its product capabilities through the coupling of the performance and flexibility of the Invader(R) chemistry with the sensitivity of a rudimentary form of polymerase chain reaction whose patents expire at the end of March 2005. The Company believes that the combination of these two fundamental chemistries will bring the best of both to its customers, enabling them to perform complicated molecular testing more easily and more rapidly.

      Third Wave has developed, and plans to continue to develop, a line of high-value, molecular diagnostic products based on its Invader chemistry for the following applications:

Clinical Applications

The Invader(R) chemistry is highly flexible and can be used for a number of clinical applications:

      - Genetics/Pharmacogenetics - Detecting genetic variation associated with inherited conditions such as cystic fibrosis, hemostasis and cardiovascular risk factors, and those associated with drug efficacy and adverse drug reactions.

      - Infectious Disease/Women's Health - Confirming diagnosis, quantifying viral load and genotyping to optimize therapy for infectious diseases such as hepatitis B and C, HIV and the human herpes virus family, and for detecting human papilloma virus (HPV) strains.

      - Oncology/Chromosomal Analysis - Prenatal detection of genetic variation associated with chromosomal disorders and oncology applications including cancer detection and disease monitoring.

Other Applications

      The Invader(R) chemistry is a universal detection and analysis solution for DNA and RNA. In addition to our growing menu of clinical products, there are a number of other Invader(R) applications including:

      - Research - Tools and assays to facilitate research in existing and emerging applications.

      - AgBio - Multiple DNA and RNA analysis tools for use in the field of agriculture.

      - Other Applications - Potential application in areas including food and water testing, bioterrorism and blood screening.

THIRD WAVE MISSION AND CORPORATE STRATEGY

      Third Wave's mission is to be a leading provider of superior molecular solutions. The Company seeks to achieve this mission by continuing to convert its proprietary Invader(R) molecular chemistry into valuable molecular diagnostic and research products.

      To achieve our mission, we have implemented a strategy to:

      - Grow our U.S. clinical molecular diagnostic revenue through our growing product menu by using our strong U.S. distribution and thought leader networks.

      - Continue to expand our pipeline of molecular diagnostic products and enhance our product capabilities.

      - Assess and, where appropriate, pursue incremental opportunities, e.g., the European and Japanese markets or additional product applications, above and beyond our primary focus of growing U.S. clinical molecular diagnostic revenue.

      - Partner where necessary to optimize our opportunities in molecular diagnostics and in markets where the Invader(R) chemistry can create unique competitive advantages.

INDUSTRY BACKGROUND

      Prior to the late 1990s, many diagnostic testing methods had limited accuracy and served primarily as guides to analysis. This is changing with the emergence of nucleic acid testing, also referred to as NAT or molecular diagnostic testing.

      Nucleic acid testing is the direct analysis of DNA or RNA. Nucleic acid testing is accomplished through genotyping, determining whether a variation or series of variations are present in an individual, or gene expression analysis, determining the level of activity of a specific gene by quantitating the messenger RNA, or mRNA, it is producing. The accuracy and sensitivity advantages of this testing method allow for the direct detection of DNA and RNA, hereditary diseases, and pathogens, rather than monitoring antigens or antibodies. NAT was initially used primarily for HIV and blood screening, but it is rapidly displacing conventional testing methods as the industry standard for a variety of applications. For example, the need to perform accurate and high-throughput blood screening and tests for infectious diseases/viral loads has resulted in NAT replacing immunotechnology (immuno assays) as the solution of choice among many clinical labs.

      Ongoing scientific research has helped determine that a majority of human diseases have genetic components. The monumental mapping and sequencing of the entire human genome, through the Human Genome Project and subsequent research initiatives, are being translated into precise clinical applications to diagnose and treat disease. As a result, hundreds of molecular diagnostic tests based on NAT technology are now being used to identify variations in DNA sequence to detect disease or highlight genetic predispositions. Furthermore, researchers' continuing progress in understanding disease and definitively linking particular diseases to an individual's DNA and RNA have caused key medical thought leaders to introduce new screening guidelines that incorporate NAT.

      The availability of the human genome sequence, combined with an ever-growing list of known variations in DNA sequence and advances in our understanding of the cause and progression of disease, will likely result in the emergence of additional NAT applications. As a result, we believe that a significant increase in demand for gene-based tests will occur in the coming years.

LIMITATIONS OF CONVENTIONAL METHODS VERSUS THE THIRD WAVE SOLUTION

      A limited number of chemistry platforms are presently capable of performing NAT, including the following:

     NAME                   PLATFORM                              STATUS
--------------     ---------------------------   -------------------------------------------
PCR                Target Amplification          Most commonly used technology
TMA/NASBA          Target Amplification          Market leader for blood screening
Hybrid Capture     Signal Amplification          Currently used primarily for HPV testing
Ligation           Signal Amplification          Primarily used in cystic fibrosis testing
INVADER(R)         Signal Amplification          Rapid adoption across multiple applications
Invader Plus(TM)   Target/Signal Amplification   New capability for widespread applications

      Today, many methods for analyzing genetic variations are based on hybridization in combination with polymerase chain reaction ("PCR").

      We believe the Invader(R) and Invader Plus chemistries offer competitive advantages compared to the other forms of NAT, including:

      - Exceptional Accuracy - The Invader(R) chemistry has demonstrated a level of accuracy surpassing the accuracy of other genetic analysis methods in multiple studies (see, e.g., Patnaik et. al. J. Mol Diagn 2004, 6:137-144).

      - Ease of Use - Invader(R) products are extremely easy to use for technicians of any skill level. Assays are performed at a single temperature and require no laborious washing steps or gels. Assay setup requires a simple addition of the reagents to the sample and can be completed with minimal hands-on time. Following setup, the Invader(R) chemistry is hands-off. During the incubation at a single temperature, technicians are free to perform additional duties.

      - Flexibility/Scalability - The Invader(R) chemistry is highly scalable, allowing any CLIA-high complexity lab, regardless of size, to take advantage of its benefits.

      - Throughput - The Invader(R) chemistry offers customers a higher throughput potential than other methods, providing cost and time-saving benefits.

PRODUCTS AND PRODUCT CANDIDATES

      Third Wave has applied the Company's proprietary Invader(R) chemistry to a number of molecular diagnostic, research and other applications. The Company has a pipeline of new products under development, which it anticipates releasing during 2005 and beyond. The Company is assessing the feasibility of a number of other applications.

Molecular Diagnostics

PRODUCTS ON THE MARKET

      -     HCV (Hepatitis C virus)

      -     CFTR (cystic fibrosis gene)

      -     CYP450 2D6 (drug response variability, adverse drug reactions)

      -     HPV (human papilloma virus)

      -     Connexin 26 (congenital hearing loss)

      - Factor V Leiden (mutations associated with risk of increased coagulation)

      -     Factor II (mutations associated with risk of increased coagulation)

      -     MTHFR (metabolic enzyme associated with cardiovascular disease)

      -     ApoE (mutations associated with cardiovascular disease)

PRODUCTS IN DEVELOPMENT OR BEING ASSESSED FOR FEASIBILITY

      -     CFTR with microfluidic format (2005 release)

      -     Herpes Simplex Viruses 1 and 2 (2005 release)

      -     Varicella-Zoster Virus (2005 release)

      -     Cytomegalovirus (2005 release)

      -     Epstein-Barr Virus (2005 release)

      - HCV Viral Load (quantification of virus multiplication for prognosis and therapy optimization)

      -     Chlamydia

      -     Gonorrhea

      -     HIV Viral Load

      -     HBV (strain determination and therapy optimization for Hepatitis B)

      -     Group B Streptococcus

      -     Subtelomere Scan (2006-2008 release)

      -     Microdeletion Syndromes (2006-2008 release)

      -     UGT1A1

      -     Fragile X

      -     Ashkenazi Jewish Mutations

      - Various additional CYP450 Products (identification of drug response variability to minimize adverse drug reactions and optimize therapy)

The Company also has developed a number of DNA and RNA analysis products for the research and agricultural biotechnology markets.

Incremental Product Application Opportunities

      We believe the Invader(R) chemistry has demonstrated potential for a number of additional applications outside of our primary area of focus. The Company has strategically chosen to approach each of these applications opportunistically instead of initiating active programs. These areas of incremental opportunity include:

      -     Blood screening

      -     Bioterrorism

      -     Food and water safety

      -     Environmental health and safety

      -     Wellness

MANUFACTURING

      We currently manufacture products at our facility in Madison, Wisconsin. We also outsource the manufacture of select components intended for research applications. We work closely with the vendor of these components to optimize the manufacturing process, monitor quality control and ensure compliance with our product specifications.

      Third Wave has sufficient capacity to meet our customer requirements, scalable manufacturing systems, and possesses the expertise to manufacture the Company's products.

      Our molecular diagnostics products are produced in environmentally controlled rooms isolated from the rest of the facility. We have registered the facility used for manufacturing our clinical products with the U.S. Food and Drug Administration, or FDA, as a Device Manufacturer and we believe we are in substantial compliance with the FDA's quality system requirements or QSRs. The Company also has achieved ISO 13485:2003 Certification, a stringent, globally-recognized standard of quality management for medical device manufacturers.

MARKETING AND SALES

      We currently market and sell our products in the United States through a combination of direct sales personnel, who are focused primarily on the clinical market, and through collaborative relationships. Our clinical sales force is comprised of 31 direct sales representatives and technical support personnel. We plan to increase our sales force as market demand requires. The clinical sales force targets high volume clinical and reference laboratories that meet the criteria for highly-complex CLIA laboratories.

      Third Wave has more than 110 clinical testing customers in the United States. We serve most major clinical laboratories that perform molecular testing. Third Wave has established a strong and direct presence in Japan. Our products for the research market are sold primarily through collaborative relationships with research institutions and pharmaceutical companies focused on the life sciences in humans, plants, and animals. We also appear at industry trade shows in connection with our marketing efforts.

      During 2004, the majority of our product sales were to international end customers, primarily in Japan. We intend to continue to pursue domestic and international market opportunities through a combination of direct sales, distribution arrangements and collaborative relationships. In 2002, we established a wholly-owned subsidiary for the purpose of working more directly with our customers, collaborators, and distributors in the Japanese market. We have two employees based in Japan. We also may establish direct international sales organizations in other select major markets. In 2004, Third Wave entered into a limited-term distribution arrangement for a limited number of its products in the European market with Innogenetics, N.V.

      For a description of our industry segment and our product revenues by geographic area, see Note 11 of the Notes to the Consolidated Financial Statements included under Item 8 of this Form 10-K.

      The Company's business is generally not seasonal.

COLLABORATIVE RELATIONSHIPS

      Our business involves collaborations with clinical laboratory companies, instrument companies, pharmaceutical companies and academic institutions. We have entered into a number of collaboration agreements and continue to assess additional relationships for the supply, distribution and development of our products. The following is a summary of our principal collaborative relationships.

BML

      In December 2000, Third Wave entered into a development and commercialization agreement with BML, Inc., ("BML"), one of the two largest clinical reference laboratories in Japan. Through this agreement, the companies are collaborating to develop and commercialize molecular diagnostics for infectious disease, genetic testing and pharmacogenomics. Under the agreement, Third Wave develops mutually agreed upon clinical assays, and BML reimburses development expenses and purchases final product. As provided by the terms of the agreement, Third Wave develops and supplies BML with clinical assays at preferential prices. Third Wave has certain rights to commercialize the developed assays worldwide; however, such commercialization rights are limited in Japan depending on BML's intellectual property surrounding the specific assay. Further, BML has the right to negotiate the terms and conditions under which BML would have the right to use the developed assays for providing clinical testing services in Japan. The term of the agreement is until December 31, 2009.

ACLARA BIOSCIENCES, INC./VIROLOGIC, INC.

      In October 2002, Third Wave entered into limited license and supply agreements with ACLARA BioSciences, Inc. ("Aclara") under which Aclara has nonexclusive rights to incorporate our proprietary Invader(R) chemistry and Cleavase(R) enzyme with Aclara's eTag(TM) technology platform for multiplexed gene expression applications for the research market.

      In exchange for the license, Aclara made up-front payments and will make royalty payments based on sales of the Aclara product. The license, supply and Invader Creator software access agreements supercede the research, development and collaboration agreement between the parties that was announced and executed in October 2001. On December 10, 2004, Aclara was acquired by Virologic, Inc.

UNIVERSITY OF TOKYO/RIKEN

      In 2003, Third Wave entered into a collaboration with the University of Tokyo to support the genetic research efforts directed by Dr. Yusuke Nakamura, group director of the Research Group for Personalized Medicine at RIKEN and director of the Genome Center at the University of Tokyo. Dr. Nakamura is widely regarded as one of the world's leading genetic researchers and he is the leader of the Japanese portion of the International HapMap Project as well as other large-scale genotyping projects.

      The HapMap Project is a worldwide initiative intended to create a map of common patterns of single nucleotide polymorphisms, or SNPs. SNPs are single-based variations scattered throughout the human genome and are believed to be the cause of most genetic variations from hair color to disease susceptibility. Researchers believe that mapping SNPs will assist in the understanding and analysis of human disease and drug response. In addition to its ongoing support of the HapMap related research, Third Wave also will support Dr. Nakamura for other research projects.

INTELLECTUAL PROPERTY

      We have implemented a patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. We currently own 34 issued U.S. patents, and hold exclusive licenses to two issued patents in the United States, own five issued patents in Australia, two issued patents in Canada and one issued European Cooperative patent. We have received notices of allowance for 6 additional U.S. patent applications. We have 53 additional U.S. patent applications pending. In addition, we have licensed rights to patent applications pending in the United States, Japan and other major industrialized nations, covering genetic variations associated with drug metabolism. We also have licensed rights to patents and/or patent applications covering genetic variations associated with certain diseases for which we have designed clinical diagnostic products. Reflecting our international business strategy, we have foreign filings in major industrialized nations corresponding to each major technology area represented in our U.S. patent and application claims.

      Our issued, allowed and pending patents distinguish us from competitors by claiming proprietary methods and compositions for analysis of DNA and RNA, either genomic or amplified, using structure-specific cleavage processes and compositions. Issued and pending claims are included for assay design methods and compositions, as well as for use of the technology in various read-out formats such as fluorescence resonance energy transfer, mass spectrometry or in conjunction with solid supports such as micro latex beads or chips. We also have issued and pending claims covering oligonucleotide design production systems and methods. These methods also allow multiplexing or analysis of more than one sample in a single reaction, enabling the system to be easily amenable to a wide range of automated and non-automated detection methods.

      The Company's issued U.S. patents will expire between 2012 and 2020. Our success depends, to a significant degree, on our ability to develop proprietary products and technologies. We intend to continue to file patent applications as we develop new products, technologies and patentable enhancements. Prosecution practices have been implemented to avoid any applicant delays that could compromise the guaranteed minimum patent term. There can be no guarantee, however, that such procedures will prevent the loss of a potential patent term.

      Complex legal and factual determinations and evolving laws make patent protection uncertain. As a result, we cannot be certain that patents will be issued from any of our pending patent applications or from applications licensed to us or that any issued patents will have sufficient breadth to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or found unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do U.S. patent laws.

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

      In September 2002, we filed a patent infringement suit against EraGen Biosciences, Inc. The suit was filed in the U.S. District Court for the Western District of Wisconsin, located in Madison, Wisconsin. The complaint alleged that EraGen Biosciences, Inc. was infringing certain claims of two Company patents. In March 2003, the Court issued a favorable ruling confirming our interpretation of the patent claims at issue, resulting in a settlement between the two companies. As part of the EraGen settlement, we agreed to dismiss the lawsuit and to issue a covenant not to sue under certain of our patents. In exchange, EraGen agreed to cease and desist from the development and sale of its Gene Code products 1.0, 1.2 and 1.3 and agreed not to use technologies employing invasive cleavage.

      In September 2004, we filed a patent infringement suit against Stratagene Corporation. This suit was filed in the same court as the EraGen case. The complaint alleges that Stratagene is infringing certain claims of the same two patents that the Company asserted against EraGen Biosciences, Inc. Stratagene counter-claimed for invalidity and non-infringement. Trial is currently scheduled for August 2005.

      In the future, we may become involved in lawsuits in which third parties file claims asserting that our technologies or products infringe on their patents. We cannot predict whether third parties will assert such claims against us or against the licensors of technologies licensed to us, or whether those claims will harm our business. We may be forced to defend against such claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, and may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we may have to develop costly non-infringing technologies, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, if at all, which could seriously harm our business and financial condition. We may also become involved in lawsuits in which third parties file claims asserting that our technologies or products infringe on their intellectual property. Certain technologies and product areas may relate to genes and genetic variations that are the subject of aggressive patent rights acquisitions by other parties. As a result, certain technologies and product areas can be characterized by complicated intellectual property considerations and overlapping rights between multiple independent parties. We are currently marketing and developing products to which some risk of intellectual property infringement litigation pertains. We cannot predict whether third parties may assert claims of infringement against us or against the licensors of technologies licensed to us.

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

      We compete with many companies in the United States and abroad engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. These companies may have or develop products competitive with the products offered by us. Also, clinical laboratories may offer testing services that are competitive with our products. Clinical laboratories may use reagents purchased from us or others to develop their own diagnostic tests. Such laboratory-developed tests may not be subject to the same requirements for clinical trials and FDA submission requirements that may apply our products.

      In the clinical market, we potentially compete with several companies offering alternative technologies that differ from the Invader(R) chemistry. These companies include, among others: Abbott Laboratories, Bayer Corporation, Becton, Dickinson and Company, BioRad Laboratories, Inc., Digene Corp., Roche Diagnostics Corporation, Gen-Probe, Applera Corporation companies including Applied Biosystems and Celera, Innogenetics, Inc., TM Bioscience Corporation, and Ventana Medical Systems Inc.

      In the research market, we compete with several companies offering alternative technologies that differ from the Invader(R) chemistry. These companies include, among others: Affymetrix, Inc., Illumina, Inc., and Applied Biosystems.

GOVERNMENT REGULATION

      We are subject to regulation by the FDA under the Food, Drug and Cosmetic Act and other laws. The Food, Drug and Cosmetic Act requires that medical devices introduced to the U.S. market, unless otherwise exempted, be the subject of either a premarket notification clearance, known as a 510(k), or a premarket approval, known as a PMA. Some of our clinical products may require a PMA, others may require a 510(k). Other products, like analyte specific reagents, or ASRs, may be exempt from regulatory clearance or approval, but still subject to restrictions.

      With respect to products reviewed through the 510(k) process, we may not market a product until an order is issued by the FDA finding our product to be substantially equivalent to a legally marketed product known as a predicate device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial review. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the United States. The FDA, however, may determine that the device is not substantially equivalent and require a PMA, or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. If the FDA determines there is no predicate device, we may request that the FDA use the process known as de novo classification and then clear the device through a 510(k) filing, rather than a PMA. De novo classification is intended to be used for lower-risk products. By requesting additional information, the FDA can further delay market introduction of our products.

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

      Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how our device is marketed or to whom it may be sold. Even in the case of devices like ASRs, most of which are exempt from 510(k) clearance or PMA approval requirements, the FDA will impose restrictions on marketing. Our ASR products may be sold only to clinical laboratories certified under CLIA to perform high complexity testing. In addition to requiring approval or clearance for new products, the FDA may require approval or clearance prior to marketing products that are modifications of existing products. We cannot be assured that any necessary 510(k) clearance or PMA approval will be granted on a timely basis, or at all. Delays in receipt of or failure to receive any necessary 510(k) clearance or PMA approval or the imposition of stringent restrictions on the labeling and sales of our products could have a material adverse effect on us. We do not anticipate that our products that will be labeled for research use only, or RUO, or those products used in drug discovery or genomics research will be subject to significant government regulation. Our products labeled as ASRs or labeled for clinical use will be regulated as medical devices by the FDA and in certain other countries. We believe our products currently marketed pursuant to FDA regulations as ASRs, as well as those products we intend to market in the future as ASRs, are exempt from the 510(k) premarket notification and premarket approval requirements. However, certain of our products or their applications may require that we obtain, or we may choose to obtain, regulatory clearances or approvals. These products would include, for example, clinical products that we choose to market as in vitro diagnostic products rather than as ASRs. We expect that we will apply for FDA clearances or approvals for some of our future products.

      As a medical device manufacturer, we are also required to register and list our products with the FDA. In addition, we are required to comply with the FDA's quality systems regulations, or QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. In addition, the medical device reporting regulation requires that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Under FDA regulatory requirements, we may not make claims about the intended clinical use or efficacy of ASR products.

      Our manufacturing facility is subject to periodic and unannounced inspections by the FDA for compliance with quality system regulations. Additionally, the FDA often will conduct a preapproval inspection for PMA devices. Although we believe we are in compliance with the FDA's quality system regulations, we have never been inspected by the FDA and cannot assure that we will be able to maintain compliance in the future. If the FDA believes that we are not in compliance with applicable laws or regulations, it can issue a warning letter, detain or seize our products, issue a recall notice, seek to enjoin future violations and assess civil and criminal penalties against us. In addition, approvals or clearances could be withdrawn under certain circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on us.

      Any customers using our products for clinical use in the U.S. will be regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests, namely, waived, moderately complex and highly complex, and the standards applicable to a clinical laboratory depend on the level of the tests it performs. We cannot assure you that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on us by limiting the potential market for our products.

      Medical device laws and regulations are also in effect in many of the countries in which we may do business outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products, to requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in some states in which we do business. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not incur significant costs in obtaining or maintaining foreign regulatory approvals. In addition, export of certain of our products that have not yet been cleared or approved for domestic commercial distribution may be subject to FDA export restrictions.

      We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of and the cost of compliance with these regulations could have a material adverse effect on our business.

EMPLOYEES

      As of December 31, 2004, we employed 140 persons, of whom 27 hold doctorate degrees and 93 hold other advanced degrees. Approximately 41 employees are engaged in research and development, 42 in business development, sales and marketing, 26 in operations and manufacturing and 31 in intellectual property, finance and other administrative functions. Our success will depend in large part on our ability to attract and retain qualified employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

      WE HAD AN ACCUMULATED DEFICIT OF $135.8 MILLION AT DECEMBER 31, 2004, AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

      We have had substantial operating losses since our inception in 1993, and we expect our operating losses to continue over the foreseeable future. We experienced net losses of $1.9 million in 2004, $8.1 million in 2003, and $40.9 million in 2002. In order to further develop our products and technologies, including development of new products for the clinical market, we will need to incur significant expenses in connection with our internal research and development and commercialization programs. As a result, we expect to incur annual operating losses for the foreseeable future. In addition, there is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience protracted or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

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

      - third-party intellectual property that may impede our ability to sell products;

      - our ability to develop, obtain regulatory clearance, market and introduce new and enhanced products on a timely basis;

      - changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our products;

      - availability of commercial and government funding to researchers who use our products and services, including our single-largest research customer in Japan; and

      - availability of third-party reimbursement to users of our clinical products.

      Research and development costs associated with our products and technologies, as well as facilities costs, personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. Research and development expenses for the years ended December 31, 2004, 2003, and 2002 were $11.6 million, $12.0 million, and $13.9 million, respectively. We cannot adjust these expenses quickly in the short term. If our revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly. Failure to achieve anticipated levels of revenues could significantly harm our operating results for one or more fiscal periods. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, our operating results in a future fiscal quarter may not meet the expectations of stock market analysts and investors. In that case, our stock price would likely decline and investors would experience a decline in the value of their investment.

      OUR TECHNOLOGIES AND COMMERCIAL PRODUCTS MAY NOT BE COMMERCIALLY VIABLE OR SUCCESSFUL, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

      We are currently developing and commercializing a limited number of products based on our technologies. We plan to develop additional products. We cannot assure you that we will be able to complete development of our products that are currently under development or that we will be able to develop additional new products. In addition, for our genetic and pharmacogentic products, some of the genetic variations for which we develop our products may not be useful or cost effective in assisting therapeutic selection, patient monitoring or diagnostic applications. In this event, our sales of products for these genetic variations would diminish significantly or cease, and we would not be able to recoup our investment in developing these products. Accordingly, if we fail to successfully develop our products and technologies or if our technologies are not useful in the development of commercially successful products, we may not achieve a competitive position in the market. If we fail to do so, our revenues will be seriously harmed and it is unlikely that we will ever achieve profitability. Market acceptance of our products will depend on widespread acceptance of such products by doctors and clinicians. The use of products to assess genetic variation, gene expression or identify infectious diseases is relatively new and remains uncertain. If clinicians and doctors do not adopt our products, our business, financial condition and results of operation could be adversely affected. In these events, our stock price would likely decline.

      WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY NEED TO MODIFY, EXPAND OR ESTABLISH NEW MANUFACTURING FACILITIES AS WE COMMERCIALIZE OUR PRODUCTS.

      We have limited experience manufacturing our products and have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We may need to establish new manufacturing processes or facilities, modify existing facilities and processes, or outsource product component manufacturing. Facilities expansion and development, process improvements, and outsourcing manufacturing can be delayed by unforeseen circumstances, including inability to obtain needed manufacturing equipment on a timely basis, difficulties with facility construction and completion of improvements and difficulties incorporating new processes and vendor supply issues associated with component outsourcing. If we fail to meet our manufacturing needs, we may not be able to provide our customers with the quantity of products they require, which would damage customer relations and result in reduced revenues. Additionally, some of our products must be manufactured in accordance with the FDA's QSRs. We have limited experience in manufacturing our products in compliance with QSRs and cannot guarantee that our manufacturing and production systems are in compliance with the QSRs.

      Key components of our products may be sourced from single suppliers or a limited number of suppliers. Specifically, oligonucleotides for many of our research use only products are sourced from a single supplier. In addition, some of the components incorporated into our products may be proprietary and unavailable from secondary sources. Finally, to comply with QSRs, we must verify that our suppliers of key components are in compliance with all applicable FDA regulations and meet our standards for quality. The above factors all contribute to scenarios where we may not be able to arrange for alternative supply sources. If our suppliers are unable or unwilling to supply us on commercially acceptable terms with these components, we may be unable to satisfy demand for our product on reasonable terms, if at all, which may have an adverse effect on our business, financial condition and results of operations.

      OUR LIMITED SALES AND MARKETING EXPERIENCE AND CAPACITY MAY ADVERSELY AFFECT OUR ABILITY TO GROW AND TO COMPETE SUCCESSFULLY IN COMMERCIALIZING OUR POTENTIAL PRODUCTS.

      We currently have a relatively small sales force, consisting of 15 individuals focused on direct sales and 16 individuals focused on service and support in the clinical market. We will need to increase the size of our sales force as we further commercialize our products. In particular, as we introduce new clinical products, we will need to increase our clinical applications sales force. We are not currently able to estimate the number of new sales personnel we will require. However, this number could be significant and we may not be able to recruit, hire and train a sufficient number of sales personnel in a short time frame. We may also market our products through collaborations and distribution agreements with diagnostics, biopharmaceutical and life science companies. We cannot guarantee that we will be able to establish a successful sales force or to establish collaboration or distribution arrangements to market our products. If we are unable to implement an effective marketing and sales strategy, we will be unable to grow our revenues and execute our business plan. This would have an adverse effect on our business, financial condition and results of operations.

      With respect to our clinical molecular diagnostics business, we have limited experience with sales of our products outside of the U.S. We cannot guarantee that we will successfully develop sales, distribution, product and customer support capabilities internationally that will enable us to generate significant revenue from sales outside the United States. In addition, sales made outside the U.S. are subject to foreign regulations typical to the sale and marketing of our products that may pose an additional risk for us. If we fail to increase our revenues from sales outside of the United States, this would have an adverse effect on our business, financial condition and results of operations.

      Our clinical customer base is dominated by a small number of large clinical testing laboratories including Quest Diagnostics, Inc., Mayo Medical Laboratories, Specialty Laboratories, Inc., and Laboratory Corporation of America. If we are unable to increase sales, maintain current pricing levels, or if our new product introductions are not accepted by this small number of large clinical laboratory customers in the United States, our revenues and business may suffer materially.

      WE MAY REQUIRE ADDITIONAL FINANCING FOR OUR FUTURE OPERATING PLANS. FINANCING MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

      We anticipate that our existing capital resources together with cash from product sales will be sufficient to fund our operating and capital requirements for at least the next 12 months. We may, however, need to raise additional capital. We have expended significant resources and expect to continue to expend significant resources in our research and product development and commercialization activities and to improve production processes, litigate intellectual property disputes, and seek FDA clearance or approvals. The amount of additional capital we will need to raise will depend on many factors, including:

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

      If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our shareholders' percentage ownership in the Company will be reduced. In addition, these transactions may dilute the value of our outstanding stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable to us. If future financing is not available to us or is not available on terms acceptable to us, we may not be able to fund our future needs that would have an adverse effect on our business, financial condition and results of operations.

      COMMERCIALIZATION OF OUR TECHNOLOGIES MAY DEPEND ON STRATEGIC PARTNERSHIPS AND COLLABORATIONS WITH OTHER COMPANIES, AND IF OUR CURRENT OR FUTURE PARTNERSHIPS AND COLLABORATIONS ARE NOT SUCCESSFUL, WE MAY EXPERIENCE DIFFICULTY COMMERCIALIZING OUR TECHNOLOGIES AND PRODUCTS.

      In order to augment our internal sales and marketing efforts and to reach additional product and geographic markets, we have entered into or may enter into strategic partnerships and collaborations for the development, marketing, sales or distribution of our products. These agreements provide us, in some instances, with distribution of our products, access to products and technologies that are complementary to ours and funding for development of our products. We may also be dependent on collaborators for regulatory approvals and clearances, and manufacturing in particular geographic and product markets. If our strategic partnerships and collaborations are not successful, we may not be able to develop or successfully commercialize the products that are the subject of the collaborations on a timely basis, if at all, or effectively distribute our products. In addition, if we do not enter into additional partnership agreements, or if these agreements are not successful, our ability to develop, commercialize and distribute products will be negatively affected which will harm our future operating results.

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

      THE EARLY TERMINATION OF ANY OF OUR STRATEGIC COLLABORATION OR CUSTOMER SUPPLY AGREEMENTS COULD SERIOUSLY HARM OUR BUSINESS AND FINANCIAL CONDITION.

      Certain of our strategic, research collaboration, customer supply agreements may be terminated with little or no notice. In particular, the supply of products to Japanese customers may be terminated upon specified notice at any time. These customers will likely account for a significant portion of our revenues for 2005. Accordingly, early termination of these relationships and supply agreements would seriously harm our revenues, and in turn, our business, and financial condition.

      WE RELY ON A SINGLE CUSTOMER FOR A MAJORITY OF OUR BUSINESS AND THE LOSS OF THAT CUSTOMER, OR A REDUCTION OR CANCELLATION OF A SIGNIFICANT ORDER, COULD HARM OUR FINANCIAL CONDITION.

      Approximately $27.6 million, or 59%, of our revenue in 2004 was derived from sales to a major Japanese research institute, for use by several end-users. Sales to that research institute accounted for 69% and 51% of our revenue in 2003 and 2002, respectively. If we lose this customer, or if it significantly reduces purchases of our product, our business, financial condition and results of operations could be harmed.

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

      IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY METHODS AND TECHNOLOGIES, WE MAY NOT BE ABLE TO COMMERCIALIZE PRODUCTS.

      Our commercial success will depend, to a significant degree, on our ability to obtain patent protection on many aspects of our business, including the products, methods and services we develop. Patents issued to us may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability.

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

      Certain parties are attempting to rapidly identify and characterize genes and genetic variations through the use of sequencing and other technologies. To the extent any patents are issued to other parties on such partial or full-length genes or genetic variations or uses for such genes or genetic variations, the risk increases that the sale of products developed by us or our collaborators may give rise to claims of patent infringement against us. Others may have filed and, in the future, are likely to file patent applications covering many genetic variations and their uses. Others may file and, in the future, may file, patent applications covering improvements to our technologies. Any such patent application may have priority over our patent applications and could further restrict our ability to market our products. We cannot assure you that any license that we may require under any such patent will be made available to us on commercially acceptable terms, if at all.

      We may be sued for infringing on the intellectual property rights of others. We could also become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the relative priority of our patents or patent applications and those of the other parties involved in the interference proceeding. Intellectual property proceedings are costly, and could affect our results of operations. We could also become involved in disputes regarding the ownership of intellectual property rights that relate to our technologies. These disputes could arise out of collaboration relationships, strategic partnerships or other relationships. These disputes and proceedings could also divert the attention of managerial and technical personnel. If we do not prevail in any intellectual property proceeding, in addition to any damages we might have to pay, we could be required to stop the infringing activity, or obtain a license to or design around the intellectual property in question. In interference proceedings, our patent rights could be invalidated and the scope of our patents could be limited. If we are unable to obtain licenses to intellectual property rights that we need to conduct our business, or are unable to design around any third party patent, we may be unable to sell some of our products, which will result in reduced revenue. Although the company has taken steps to respect the intellectual property of third parties and believes that its products do not infringe valid claims of other parties' patents, we may nevertheless be forced to defend against claims of patent infringement. In particular, third parties own multiple patents relating to the hepatitis C virus and the human papilloma virus. As a result, we may become involved in patent litigation relating to our HCV or HPV ASRs.

      We have in the past and may in the future become a party to litigation involving patents and intellectual property rights. In October 2000, we settled a dispute with ID Biomedical Corporation in which ID Biomedical had claimed that our products and processes infringed their patents. In the ID Biomedical settlement, we paid $4.0 million in cash and issued 545,454 shares of common stock and, in exchange, ID Biomedical dismissed its lawsuit against us and agreed not to sue us, our affiliates, our customers and certain others for infringement of patents held by ID Biomedical. In December 2000, we entered into a licensing arrangement with Dade Behring in order to resolve an intellectual property dispute between us and Dade Behring. In September 2002, we filed a patent infringement suit against EraGen Biosciences, Inc. alleging that certain activities and products of the defendant infringes upon U.S. Patents issued to us. On April 9, 2003, we settled this litigation with EraGen's agreement to cease and desist from the development and sale of certain products and technologies. In September 2004, we filed a patent infringement suit against Stratagene Corporation. The complaint alleges that Stratagene is infringing certain claims on two of the Company's patents. Trial is scheduled for August 2005. If we do not prevail in this litigation, Stratagene's products could diminish sales of our products.

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

      - the employees, collaborators, consultants and other third parties may apply for patents on improvements to our technologies without assigning ownership rights to us;

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

      Our future success will depend on the continued services and on the performance of our senior management, scientific staff, and key employees.

      If a competitor hired members of our senior management staff, scientific staff, or key employees, or if for any reason these employees would not continue to work for us, we would have difficulty hiring employees with equivalent skills.

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

      In the United States, the FDA regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits. Some clinical laboratories, however, purchase products that are marketed under FDA regulations as analyte specific reagents, and develop and prepare their own finished diagnostic tests. FDA also considers ASRs to be medical devices. The FDA restricts the sale of these products to clinical laboratories certified under CLIA to perform high complexity testing and also restricts the types of products that can be sold as ASRs. We currently market our diagnostic products as ASRs. Consequently, these clinical products will be regulated as medical devices. Should the FDA modify the ASR rules or its interpretation and enforcement of them in a fashion that makes it difficult or impossible for us to market some or all of our products, we may be required to terminate those ASR product sales, conduct clinical studies and make submissions of our products to the FDA for clearance or approval. In that event, we could experience significant revenue loss, additional expenses and loss of our clinical customer base which would cause the market price of our stock to decline.

      Unless otherwise exempt, medical devices require FDA approval or clearance prior to marketing in the United States. Although we believe our currently marketed products, as well as those ASRs we intend to market in the future, are exempt from 510(k) premarket notification and premarket approval requirements, the process of obtaining approvals and clearances necessary to market our proposed clinical products can be time-consuming, expensive and uncertain. To date, we have not applied for FDA or any other regulatory approvals or clearances with respect to any of our clinical diagnostic products. We plan to seek FDA approvals or clearances for certain products starting in 2005, and we cannot predict the likelihood of obtaining those approvals or clearances. Also, clinical products that we may seek to introduce in the future may require FDA approvals or clearances prior to commercial sale in the United States. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new clinical products. In particular, the FDA may look closely at our HCV product, our HPV product when released as an ASR and our CFTR gene ASR when released in a microfluidic card format. In addition, we cannot assure that regulatory approval or clearance of any clinical products for which we seek such approvals will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all. Furthermore, in the event that the regulatory safe-haven provided to ASRs is eliminated by the FDA, we could experience significant revenue loss, additional expenses and loss of our clinical customer base which would cause the market price of our stock to decline.


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

      -     withdrawal of marketing clearances or approvals; and

      -     criminal prosecution.

      Any of our customers using our products for clinical use in the United States may be regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of clinical tests and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories, including those laboratories that do not comply with those requirements, from using some or all of our products. In addition, CLIA regulations and future administrative interpretations of CLIA could harm our business by limiting the potential market for some or all of our products.

      OUR FAILURE TO COMPLY WITH ANY APPLICABLE ENVIRONMENTAL, HEALTH, SAFETY AND RELATED GOVERNMENT REGULATIONS MAY AFFECT OUR ABILITY TO DEVELOP, PRODUCE OR MARKET OUR POTENTIAL PRODUCTS AND MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

      Our research, development and manufacturing activities involve the use, transportation, storage and disposal of hazardous materials and are subject to related environmental and health and safety statutes and regulations. As we expand our operations, our increased use of hazardous substances will lead to additional and more stringent requirements. This may cause us to incur substantial costs to maintain compliance with applicable statutes and regulations. In addition, we are obligated to file a report to the U.S. Environmental Protection Agency, or EPA, regarding specified types of microorganisms we use in our operations. The EPA could, upon review of our use of these microorganisms, require us to discontinue its use. If this were to occur, we would have to substitute a different microorganism from the EPA's approved list. We could experience delays or disruptions in production while we convert to the new microorganism. In addition, any failure to comply with laws and regulations and any costs associated with unexpected and unintended releases of hazardous substances by us into the environment, or at disposal sites used by us, could expose us to substantial liability in the form of fines, penalties, remediation costs or other damages and could require us to shut down our operations. Any of these events would seriously harm our business and operating results.

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

      AUTHORIZED STOCK BUY BACK PROGRAM MAY DIMINISH OUR CASH RESERVES

      Our Board of Directors has authorized the Company to acquire on behalf of the Company, from time to time, in the open market or through private transactions, shares of the common stock of the Company at prices approximating then existing market prices, provided that such repurchase program does not exceed 5% of the outstanding common stock of the Company. The use of the Company's cash for such a repurchase program may or may not have a negative impact on company performance or stock price.

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

      OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS WILL HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

      As of February 14, 2005, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, approximately 21% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which you might otherwise approve.

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

      GOVERNMENT REGULATION OF GENETIC RESEARCH OR TESTING MAY ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS AND IMPAIR OUR BUSINESS AND OPERATIONS.

      Federal, state and local governments may adopt further regulations relating to the conduct of genetic research and genetic testing. These new regulations could limit or restrict genetic research activities as well as genetic testing for research or clinical purposes. In addition, if state and local regulations are adopted, these regulations may be inconsistent with, or in conflict with, regulations adopted by other state or local governments. Regulations relating to genetic research activities could adversely affect our ability to conduct our research and development activities. Regulations restricting genetic testing could adversely affect our ability to market and sell our products. Accordingly, any regulations of this nature could harm our business.

      HEALTH CARE COST CONTAINMENT INITIATIVES COULD LIMIT THE ADOPTION OF GENETIC TESTING AS A CLINICAL TOOL, WHICH WOULD HARM OUR REVENUES AND PROSPECTS.

      In recent years, health care payors as well as federal and state governments have focused on containing or reducing health care costs. We cannot predict the effect that any of these initiatives may have on our business, and it is possible that they will adversely affect our business. Health care cost containment initiatives focused on genetic testing could cause the growth in the clinical market for genetic testing to be curtailed or slowed. In addition, health care cost containment initiatives could also cause pharmaceutical companies to reduce research and development spending. In either case, our business and our operating results would be harmed. In addition, genetic testing in clinical settings is often billed to third-party payors, including private insurers and governmental organizations. If our current and future clinical products are not considered cost-effective by these payors, reimbursement may not be available to users of our products. In this event, potential customers would be much less likely to use our products, and our business and operating results would be seriously harmed.

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

AVAILABLE INFORMATION

      The Company makes available financial information, news releases and other information on its Web site at www.twt.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its Code of Business Conduct, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on its Web site as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

      Our facility consists of space for research and development, manufacturing, product support operations, marketing and corporate headquarters and administration. Our facility is located in Madison, Wisconsin. Our facility is leased and described by the following:

                                    APPROX.
                                    SQUARE
        TYPE OF FACILITY            FOOTAGE          LEASE EXPIRATION
------------------------------      -------     --------------------------------
Headquarters, research and
development, manufacturing,
selling, marketing, and
administration.................     95,000      September 2011, with option to
                                                extend for three 5-year periods.

      Under the terms of the existing lease, we pay rent of approximately $173,000 per month. We believe that our current facility will be adequate to meet our near-term space requirements and are currently seeking to sublease some of our existing corporate office space. We also believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business. There are no material legal proceedings filed in which we are a defendant as of December 31, 2004.

      In September 2004, we filed a patent infringement suit against Stratagene Corporation in Madison the U. S. District Court for the Western District of Wisconsin, located in Madison, Wisconsin. The complaint alleges that Stratagene is infringing certain claims of two of our patents. Trial is currently scheduled for August 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is quoted on the NASDAQ National Market under the symbol "TWTI" and has been publicly traded since February 2001. The following table sets forth for each quarter in 2004 and 2003 the high and low sales prices per share, based on closing prices, for our common stock as reported on the NASDAQ National Market.

    FISCAL YEAR ENDED
    DECEMBER 31, 2004       HIGH        LOW
------------------------  -------     -------
First Quarter..........   $  4.82     $  3.37
Second Quarter.........   $  5.40     $  4.21
Third Quarter..........   $  6.88     $  3.19
Fourth Quarter.........   $  8.94     $  6.88

    FISCAL YEAR ENDED
    DECEMBER 31, 2003       HIGH        LOW
------------------------  -------     -------
First Quarter..........   $  3.70     $  2.64
Second Quarter.........   $  5.30     $  3.29
Third Quarter..........   $  4.65     $  3.13
Fourth Quarter.........   $  4.75     $  3.25

      As of March 10, 2005, approximately 345 shareholders of record held our common stock.

      We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table summarizes certain selected financial data that is derived from the Company's audited financial statements. All the information should be read in conjunction with the Company's audited financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The Company's audited statements of operations for the years ended December 31, 2004, 2003, and 2002 and the audited balance sheets as of December 31, 2004 and 2003 are included elsewhere in this filing. The corresponding selected financial data set forth below should be read in conjunction with such audited financial statements.

                                                                FOR YEAR ENDED DECEMBER 31,
                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                             -----------------------------------------------------------------
                                                2004         2003           2002           2001         2000
                                             ---------    ---------      ---------      ---------    ---------
STATEMENT OF OPERATIONS DATA:
Revenues                                     $  46,493    $  36,320      $  32,355      $  34,092    $  11,417
Operating expenses:
  Cost of goods sold                            12,492       12,840         21,320         32,746       11,518
  Research and development                      11,637       12,035         13,934         16,179        7,337
  Selling and marketing                         10,803        8,859          9,578          9,200        4,983
  General and administrative                    13,262       10,363         11,984         14,521        7,408
  Restructuring and other charges                  (98)           -         11,087              -            -
  Impairment of goodwill and other
   intangible assets                                 -            -          4,810              -        5,789
  Impairment of equipment                          795            -              -              -            -
  Merger costs                                       -            -              -              -          833
                                             ---------    ---------      ---------      ---------    ---------
     Total operating expenses                   48,891       44,097         72,713         72,646       37,868
                                             ---------    ---------      ---------      ---------    ---------
Loss from operations                            (2,398)      (7,777)       (40,358)       (38,554)     (26,451)
Other income (expense), net                        513         (339)          (506)         1,762          877
                                             ---------    ---------      ---------      ---------    ---------
Loss before income taxes                        (1,885)      (8,116)       (40,864)       (36,792)     (25,574)
  Provision for income taxes                        57            -              -              -            -
                                             ---------    ---------      ---------      ---------    ---------
Net loss                                        (1,942)      (8,116)       (40,864)       (36,792)     (25,574)
Deemed dividend upon issuance of
  convertible preferred stock                        -            -              -              -      (17,023)
                                             ---------    ---------      ---------      ---------    ---------
Net loss attributable to common
shareholders                                 $  (1,942)   $  (8,116)     $ (40,864)     $ (36,792)   $ (42,597)
                                             =========    =========      =========      =========    =========

Basic and diluted net loss per share         $   (0.05)   $   (0.20)     $   (1.04)     $   (1.03)   $   (2.83)
                                             =========    =========      =========      =========    =========
Shares used in computing basic and diluted
 net loss per share                             40,463       39,749         39,457         35,714       15,078
Pro forma basic and diluted net loss per
 share (a)                                                                              $   (0.98)   $   (0.98)
Shares used in computing pro forma basic
and diluted net loss per share                                                             37,483       26,120

                                                                     DECEMBER 31,
                                                                    (IN THOUSANDS)
                                        ----------------------------------------------------------------------
                                           2004           2003            2002          2001            2000
                                        ----------     ----------      ----------     ---------      ---------
BALANCE SHEET DATA:
Cash, cash equivalents, and short term
 investments                            $   66,690     $   57,816      $   60,315     $  73,299      $  47,179
Working capital                             52,901         42,655          43,518        64,834         29,122
Total assets                                88,068         80,422          89,223       131,615         83,193
Long-term obligations, net of current
 portion                                       487             13              13         6,694         12,095
Accumulated deficit                       (135,774)      (133,832)       (125,715)      (84,852)       (48,149)
Total shareholders' equity                  62,735         59,288          65,287       104,753         47,039

(a) Pro forma basic and diluted net loss per common share for 2001 and 2000 gives effect to common stock equivalent shares arising, assuming that the preferred stock and convertible note payable were converted to common stock upon issuance using the "if converted" method. This pro forma disclosure has been included because the preferred stock and convertible note payable automatically converted to common stock upon closing of our initial public offering in February 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Selected Financial Data" and our financial statements, including the notes thereto, included elsewhere in this Form 10-K.

OVERVIEW

      Third Wave Technologies, Inc. is a leading molecular diagnostics company. We believe our proprietary Invader(R) chemistry, a novel, proprietary molecular chemistry, is easier to use, more accurate and cost-effective, and enables higher testing throughput. These and other advantages conferred by our chemistry are enabling us to provide clinicians and researchers with superior molecular solutions.

      More than 110 clinical laboratory customers are using Third Wave's molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.

      Third Wave markets a growing number of products, including analyte specific reagents (ASRs). These ASRs allow certified clinical reference laboratories to create assays to perform hepatitis C virus genotyping, to screen for cystic fibrosis and other inherited disorders, and to test for the Factor V Leiden and a host of other mutations associated with predisposition to cardiovascular and other diseases. The Company has developed or plans to develop a menu of molecular diagnostic products for clinical applications that include genetic testing, pharmacogenetics, oncology/chromosomal analysis, and infectious disease/women's health. The Company also has a number of other Invader(R) products including those for research, agricultural and other applications.

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

RESTRUCTURING AND OTHER CHARGES

      The restructuring and other charges resulting from the restructuring plan in the third quarter of 2002 was recorded in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," and Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The restructuring charge was comprised primarily of costs to consolidate facilities, impairment charges for abandoned leasehold improvements and equipment to be sold or abandoned, prepayment penalties related mainly to capital lease obligations on equipment to be sold or abandoned, and other costs related to the restructuring. In calculating the cost to consolidate the facilities, we estimated the future lease and operating costs to be paid until the leases are terminated and the amount, if any, of sublease receipts for each location. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Estimates were also used in our calculation of the estimated realizable value on equipment that was held for sale. These estimates were formed based on recent history of sales of similar equipment and market conditions. Our assumptions on the lease termination payments, operating costs until terminated, and the offsetting sublease receipts may turn out to be incorrect and our actual cost may be materially different from our estimates.

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

      Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The annual impairment test was completed in the quarters ended September 2004, 2003, and 2002.

DERIVATIVE INSTRUMENTS

      We sell products in a number of countries throughout the world. During 2004, 2003 and 2002, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. We purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were no contracts outstanding at December 31, 2004. Contracts outstanding at December 31, 2003 represented a combined U.S. dollar equivalent commitment of approximately $9.5 million. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded currently in earnings.

INVENTORIES -- SLOW MOVING AND OBSOLESCENCE

      Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At December 31, 2004, our inventory reserves were $650,000, or 34% of our $1.9 million total gross inventories.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

      Revenues. Revenues for the year ended December 31, 2004 of $46.5 million represented an increase of $10.2 million as compared to revenues of $36.3 million for the year ended December 31, 2003.

      Product revenues increased to $46.0 million for the year ended December 31, 2004, from $35.1 million in the year ended December 31, 2003. The increase in product sales during 2004 resulted from an increase in U.S. molecular diagnostic sales and higher genomic research product sales to a Japanese research institute for use by several end users compared to prior year. We expect our molecular diagnostic revenues to increase in 2005.

      There were no development revenues in the year ended December 31, 2004, compared to $0.9 million for the year ended December 31, 2003. The decrease was due to the transition from development revenue to product revenue in our development and commercialization agreement with BML, Inc. (BML). Under the agreement, we develop assays in accordance with a mutually agreed development program for use in clinical applications by BML.

      License and royalty revenue was $0.2 million in the years ended December 31, 2004 and 2003. In the years ended December 31, 2004 and 2003, we received royalty revenue of $150,000 and $100,000 respectively, from Aclara, per the license and supply agreement.

      Significant Customer. We generated $27.6 million, or 59% of our revenues, from sales to a major Japanese research institute for use by several end-users during the year ended December 31, 2004. As of December 31, 2004, $2.1 million of our accounts receivable were attributable to this customer. This customer will continue to purchase our products in 2005; however, the timing and total of such purchases will be influenced by the funding process and amounts which are unpredictable and unknown to us.

      Cost of Goods Sold. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the year ended December 31, 2004, cost of goods sold decreased to $12.5 million, compared to $12.8 million for the year ended December 31, 2003. The decrease was due to improved efficiencies. We expect gross margin to improve as clinical revenues increase.

      Research and Development Expenses. Our research activities are focused on moving our technology into broader markets. Our development activities are focused on new products to expand our molecular diagnostics menu. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the year ended December 31, 2004 were $11.6 million, compared to $12.0 million for the year ended December 31, 2003. The decrease in research and development expenses was primarily attributable to decreased material costs for assay and product development and a decrease in personnel related expenses. We will continue to invest in research and development, and expenditures in this area may increase as we expand our product development efforts.

      Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the year ended December 31, 2004 were $10.8 million, an increase of $1.9 million, as compared to $8.9 million for the year ended December 31, 2003. The increase was attributable to an increase in personnel related expenses. We anticipate selling and marketing expenses to be at or above 2004 levels.

      General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $13.3 million for the year ended December 31, 2004, from $10.4 million for the year ended December 31, 2003. The increase was due to an increase in personnel related expenses and professional and consulting fees in 2004 compared to 2003. We anticipate general and administrative expenses to be at or above 2004 levels.

      Impairment Loss. In the year ended December 31, 2004, an impairment charge of $0.8 million was recorded for equipment written down to fair value.

      Restructuring. In the year ended December 31, 2004, a $98,000 reduction to the restructuring reserve was recorded due to a change in assumptions. The estimate of the amount of sublease income expected was reduced. In addition, the estimated lease and operating expenses were also reduced, based on a portion of the office space being utilized.

      Interest Income. Interest income for the year ended December 31, 2004 was $0.8 million, compared to $0.6 million for the year ended December 31, 2003. This increase was primarily due to higher interest rates and higher cash balances in 2004 compared to 2003.

      Interest Expense. Interest expense for the years ended December 31, 2004 and 2003 was approximately $0.3 million.

      Provision for Income Taxes. Income tax expense for the year ended December 31, 2004 of $57,000 was due to alternative minimum tax.

YEARS ENDED DECEMBER 31, 2003 AND 2002

      Revenues. Revenues for the year ended December 31, 2003 of $36.3 million represented an increase of $3.9 million as compared to revenues of $32.4 million for the year ended December 31, 2002.

      Product revenues increased to $35.1 million for the year ended December 31, 2003, from $28.9 million in the year ended December 31, 2002. The increase in product sales during 2003 resulted from an increase in U.S. molecular diagnostic sales and higher genomic research product sales to the Japanese government compared to prior year.

      Development revenues decreased to $0.9 million for the year ended December 31, 2003, from $1.6 million for the year ended December 31, 2002. The decrease was primarily due to a decrease in funding amounts per our development and commercialization agreement with BML.

      License and royalty revenue decreased to $0.2 million in the year ended December 31, 2003, from $1.5 million for 2002. The decrease was due to a decrease in license revenue from Aclara. In the year ended December 31, 2003, we received royalty revenue of $0.1 million from Aclara, per the license and supply agreement, compared to revenue of $1.5 million for the license granted to Aclara in the year ended December 31, 2002.

      Significant Customer. We generated $25.0 million, or 69% of our revenues, from sales to a major Japanese research institute for use by several end-users during the year ended December 31, 2003. As of December 31, 2003, $1.0 million of our accounts receivable were attributable to this customer.

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

      Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the year ended December 31, 2003 were $8.9 million, a decrease of $0.7 million, as compared to $9.6 million for the year ended December 31, 2002. The decrease was attributable to a combination of a reduction in distributor commissions and consulting fees and an increase in personnel related expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of December 31, 2004, we had cash, cash equivalents and short-term investments of $66.7 million.

      Net cash provided by operations for the year ended December 31, 2004 was $6.6 million, compared with net cash used of $3.2 million in 2003 and $14.0 million in 2002. The change was primarily due to lower operating losses.

      Net cash used in investing activities for the year ended December 31, 2004 was $0.8 million, compared to cash provided of $0.2 million in 2003 and a cash usage of $8.7 million in 2002. Capital expenditures were $0.6 million in the year ended December 31, 2004, compared to $0.2 million in 2003 and $2.3 million in 2002. Investing activities included proceeds from the sale of equipment of less than $0.1 million in the year ended December 31, 2004, $0.3 million in the year ended December 31, 2003 and $4.4 million in 2002. The proceeds from the sale of equipment in 2002 was primarily in connection with our restructuring. In the year ended December 31, 2004, the net cash usage from the purchases, sales and maturities of short-term investments was $0.3 million, compared to net cash proceeds of $0.2 million in 2003 and a net cash usage of $10.8 million in 2002. In 2004, 2003 and 2002, we purchased certificates of deposit to collateralize our term loan with the bank.

      Net cash provided by financing activities was $2.8 million in the year ended December 31, 2004, compared to net cash provided by financing activities of $0.7 million in the year ended December 31, 2003 and net cash used in financing activities of $1.1 million in 2002. Cash used in financing activities in the year ended December 31, 2004 consisted of $34,000 to repay debt, compared to $15,000 in 2003 and $6.6 million in 2002. Additionally, in 2004 and 2002, $12,000 and $4.4 million was used for capital lease obligation payments, respectively. In 2004 and 2002, cash provided by financing activities included proceeds from long-term debt of $0.5 million and $9.5 million, respectively. During 2002, we entered into a term loan agreement due on July 31, 2003 to pay off the then existing debt and capital lease obligations. Upon expiration in 2003 and 2004, we renewed the term loan for an additional year. The Company intends to renew this term loan obligation upon expiration in 2005. The term loan is collateralized with a 12-month certificate of deposit. Proceeds from the issuance of common stock were $2.4 million in 2004, compared to $0.7 million in 2003 and $0.3 million in 2002.

      As of December 31, 2004 and 2003, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since future realization is not assured. At December 31, 2004, we had federal and state net operating loss carryforwards of approximately $113 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering in February 2001.

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

CONTRACTUAL OBLIGATIONS

      The following summarizes our contractual obligations at December 31, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                         LESS THAN    YEARS    YEARS     OVER
                               TOTAL      1 YEAR      2 - 3    4 - 5    5 YEARS
                              --------   ---------   ------   ------    -------
CONTRACTUAL OBLIGATIONS
  Non-cancelable operating
    lease obligation          $ 13,697   $   1,806   $3,833   $ 4,145   $ 3,913
  Capital lease obligations        268          76      128        55         9
  Long-term debt                 9,949       9,614      228       107         -
                              --------   ---------   ------   -------   -------
Total obligations             $ 23,914   $  11,496   $4,189   $ 4,307   $ 3,922
                              --------   ---------   ------   -------   -------

      We also have an available and unused $1.3 million letter of credit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Third Wave Technologies, Inc.
Years ended December 31, 2004, 2003 and 2002

                          Third Wave Technologies, Inc.

                   Index to Consolidated Financial Statements

                                    CONTENTS

Report of Independent Registered Public Accounting Firm......................... 31
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2004 and 2003.................... 32
Consolidated Statements of Operations for the years ended
   December 31, 2004, 2003 and 2002............................................. 33
Consolidated Statements of Shareholders' Equity for the years ended December
   31, 2004, 2003 and 2002...................................................... 34
Consolidated Statements of Cash Flows for the years ended December 31, 2004,
   2003 and 2002................................................................ 35
Notes to Consolidated Financial Statements...................................... 36

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Third Wave Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Third Wave Technologies, Inc. (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Third Wave Technologies, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Third Wave Technologies, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

                                 Ernst & Young LLP

Milwaukee, Wisconsin
March 4, 2005

                          Third Wave Technologies, Inc.

                           Consolidated Balance Sheets

                                                                               DECEMBER 31
                                                                       2004                   2003
                                                                 ----------------       -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $     55,619,981       $      47,015,746
   Short-term investments                                              11,070,000              10,800,000
   Accounts receivable, net of allowance for doubtful
     accounts of $300,000 and $140,000 in 2004 and 2003,
     respectively                                                       5,784,679               2,061,054
   Inventories                                                          1,236,392               1,394,046
   Prepaid expenses and other                                             260,316                 485,680
                                                                 ----------------       -----------------
Total current assets                                                   73,971,368              61,756,526
Equipment and leasehold improvements:
   Machinery and equipment                                             15,832,489              18,544,956
   Leasehold improvements                                               2,277,604               2,099,104
                                                                 ----------------       -----------------
                                                                       18,110,093              20,644,060
   Less accumulated depreciation                                       12,139,423              12,116,813
                                                                 ----------------       -----------------
                                                                        5,970,670               8,527,247
Assets held for sale                                                      269,000                       -
Amortizable intangible assets                                           4,146,372               5,651,124
Indefinite-lived intangible assets                                      1,007,411               1,007,411
Goodwill                                                                  489,873                 489,873
Other assets                                                            2,212,935               2,989,752
                                                                 ----------------       -----------------
Total assets                                                     $     88,067,629       $      80,421,933
                                                                 ================       =================

                                                                               DECEMBER 31
                                                                       2004                   2003
                                                                 ----------------       -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $      6,519,005       $       4,955,434
   Accrued payroll and related liabilities                              2,873,506               2,802,297
   Other accrued liabilities                                            1,867,361               1,776,250
   Deferred revenue                                                       129,530                  67,760
   Long-term debt due within one year                                   9,614,127               9,500,000
   Capital lease obligations due within one year                           66,867                       -
                                                                 ----------------       -----------------
Total current liabilities                                              21,070,396              19,101,741
Deferred revenue                                                          254,434                       -
Long-term debt                                                            335,069                  13,333
Capital lease obligations                                                 151,885                       -
Other liabilities                                                       3,520,948               2,019,024
Commitments (Note 6)
Shareholders' equity:
   Participating preferred stock, Series A, $.001
     par value, 100,000 shares authorized, 0 shares
     issued and outstanding                                                     -                       -
   Common stock, $.001 par value, 100,000,000 shares
     authorized, 41,102,764 and 40,021,244 shares issued
     and outstanding in 2004 and 2003, respectively                        41,103                  40,021
   Additional paid-in capital                                         198,990,162             193,356,121
   Unearned stock compensation                                           (554,293)               (309,996)
   Foreign currency translation adjustment                                 31,949                  33,307
   Accumulated deficit                                               (135,774,024)           (133,831,618)
                                                                 ----------------       -----------------
Total shareholders' equity                                             62,734,897              59,287,835
                                                                 ----------------       -----------------
Total liabilities and shareholders' equity                       $     88,067,629       $      80,421,933
                                                                 ================       =================

See accompanying notes.

                          Third Wave Technologies, Inc.

                      Consolidated Statements of Operations

                                                                                       YEAR ENDED DECEMBER 31
                                                                            2004                 2003              2002
                                                                     -----------------    ----------------    -----------------
Revenues:
   Product sales                                                     $      46,016,127    $     35,148,297    $      28,880,942
   Development revenues                                                              -             916,664            1,641,567
   Grant revenues                                                              242,032              61,098              332,453
   License and royalty revenue                                                 234,841             193,792            1,500,000
                                                                     -----------------    ----------------    -----------------
                                                                            46,493,000          36,319,851           32,354,962
Operating expenses:
   Cost of goods sold (including amortization of capitalized legal settlement costs and reacquired marketing and distribution rights of $1,504,752, $1,504,752 and $1,930,557
      in 2004, 2003 and 2002, respectively)                                 12,491,783          12,839,502           21,320,133
   Research and development                                                 11,636,620          12,035,375           13,933,864
   Selling and marketing                                                    10,803,381           8,858,678            9,577,122
   General and administrative                                               13,262,373          10,363,139           11,984,104
   Impairment of goodwill and other intangible
     assets                                                                          -                   -            4,809,902
   Impairment of equipment                                                     794,716                   -                    -
   Restructuring and other charges                                             (98,000)                  -           11,087,233
                                                                     -----------------    ----------------    -----------------
Total operating expenses                                                    48,890,873          44,096,694           72,712,358
                                                                     -----------------    ----------------    -----------------
Loss from operations                                                        (2,397,873)         (7,776,843)         (40,357,396)
Other income (expense):
   Interest income                                                             776,295             571,282            1,006,231
   Interest expense                                                           (283,240)           (298,182)          (1,089,497)
   Other                                                                        19,753            (612,493)            (423,003)
                                                                     -----------------    ----------------    -----------------
                                                                               512,808            (339,393)            (506,269)
                                                                     -----------------    ----------------    -----------------
Loss before income taxes                                                    (1,885,065)         (8,116,236)         (40,863,665)
Provision for income taxes                                                      57,341                   -                    -
                                                                     -----------------    ----------------    -----------------
Net loss                                                             $      (1,942,406)   $     (8,116,236)   $     (40,863,665)
                                                                     =================    ================    =================
Net loss per share - basic and diluted                               $           (0.05)   $          (0.20)   $           (1.04)

See accompanying notes.

Third Wave Technologies
Consolidated Statement of Shareholders' Equity

                                                                           Common Stock
                                                                    ------------------------                      Foreign
                                                                                 Additional                       Currency
                                                                                  Paid in       Unearned Stock   Translation
                                                                      Par         Capital        Compensation     Adjustment
                                                                    -------     ------------    --------------   -----------
Balance at December 31, 2001                                        $39,374     $191,426,698     $(1,861,566)     $       -
   Common stock issued for stock options and stock purchase plan
   - 185,560 shares                                                     186          300,931               -
   Unearned stock compensation                                            -          147,932        (147,932)             -
   Amortization of unearned stock compensation                            -                -       1,248,154              -
   Reversal of unearned stock compensation related to terminated
   employees                                                              -         (294,425)        143,098              -
   Net loss and comprehensive loss                                        -                -               -              -
                                                                    -------     ------------     -----------      ---------
Balance at December 31, 2002                                         39,560      191,581,136        (618,246)             -
   Common stock issued for stock options and stock purchase plan
   - 461,670 shares                                                     461          721,568               -
   Unearned stock compensation                                            -        1,162,477      (1,162,477)             -
   Amortization of unearned stock compensation                            -                -       1,374,377              -
   Reversal of unearned stock compensation related to terminated
   employees                                                              -         (109,060)         96,350              -
   Net loss                                                               -                -               -              -
   Foreign currency translation adjustment                                -                -               -         33,307
   Comprehensive loss
                                                                    -------     ------------     -----------      ---------
Balance at December 31, 2003                                         40,021      193,356,121        (309,996)        33,307
   Common stock issued for stock options and stock purchase plan
   - 1,081,520 shares                                                 1,082        2,363,289               -              -
   Unearned stock compensation                                            -        3,270,752      (3,270,752)             -
   Amortization of unearned stock compensation                            -                -       3,026,455              -
   Net loss                                                               -                -               -
   Foreign currency translation adjustment                                -                -               -         (1,358)
   Comprehensive loss
                                                                    -------     ------------     -----------      ---------
Balance at December 31, 2004                                        $41,103     $198,990,162     $  (554,293)     $  31,949
                                                                    =======     ============     ============     =========

                                                                     Accumulated
                                                                       Deficit           Total
                                                                    ------------      ------------
Balance at December 31, 2001                                        $ (84,851,717)    $104,752,789
   Common stock issued for stock options and stock purchase plan
   - 185,560 shares                                                             -          301,117
   Unearned stock compensation                                                  -                -
   Amortization of unearned stock compensation                                  -        1,248,154
   Reversal of unearned stock compensation related to terminated
   employees                                                                    -         (151,327)
   Net loss and comprehensive loss                                    (40,863,665)     (40,863,665)
                                                                    -------------     ------------
Balance at December 31, 2002                                         (125,715,382)      65,287,068
   Common stock issued for stock options and stock purchase plan
   - 461,670 shares                                                             -          722,029
   Unearned stock compensation                                                  -                -
   Amortization of unearned stock compensation                                  -        1,374,377
   Reversal of unearned stock compensation related to terminated
   employees                                                                    -          (12,710)
   Net loss                                                            (8,116,236)      (8,116,236)
   Foreign currency translation adjustment                                      -           33,307
                                                                                      ------------
   Comprehensive loss                                                                   (8,082,929)
                                                                    -------------     ------------
Balance at December 31, 2003                                         (133,831,618)      59,287,835
   Common stock issued for stock options and stock purchase plan
   - 1,081,520 shares                                                           -        2,364,371
   Unearned stock compensation                                                  -                -
   Amortization of unearned stock compensation                                  -        3,026,455
   Net loss                                                            (1,942,406)      (1,942,406)
   Foreign currency translation adjustment                                      -           (1,358)
                                                                                      ------------
   Comprehensive loss                                                                   (1,943,764)
                                                                    -------------     ------------
Balance at December 31, 2004                                        $(135,774,024)    $ 62,734,897
                                                                    =============     ============

                          Third Wave Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED DECEMBER 31
                                                                    2004                  2003                  2002
                                                              ---------------       ----------------       ---------------
OPERATING ACTIVITIES
Net loss                                                      $    (1,942,406)      $     (8,116,236)      $   (40,863,665)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation                                                   2,107,466              2,607,096             7,100,496
     Amortization of intangible assets                              1,504,752              1,504,752             1,968,558
     Amortization of licensed technology                              623,956                480,633               415,017
     Noncash stock compensation                                     3,026,455              1,361,667             1,096,827
     Noncash charge for impairment and restructuring                        -                      -            12,151,817
     Impairment charge and (gain) loss on disposal of equipment       888,817                   (410)              (68,898)
     Amortization of deferred gain                                          -                      -               (23,871)
     Change in operating assets and liabilities:
       Receivables                                                 (3,724,983)               697,109              (895,734)
       Inventories                                                    157,654                266,298             4,788,630
       Prepaid expenses and other assets                              390,645                809,031             1,554,514
       Accounts payable                                             1,563,571             (2,133,528)           (4,187,993)
       Accrued expenses and other liabilities                       1,664,244                224,512             4,498,178
       Deferred revenue                                               316,204               (877,904)           (1,506,954)
                                                              ---------------       ----------------       ---------------
Net cash provided by (used in) operating activities                 6,576,375             (3,176,980)          (13,973,078)
INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements                    (578,472)              (249,916)           (2,277,114)
Proceeds on sale of equipment                                          88,320                321,264             4,391,389
Purchases of licensed technology                                            -               (100,000)                    -
Purchases of short-term investments                               (11,070,000)           (10,800,000)          (10,941,000)
Sales and maturities of short-term investments                     10,800,000             11,013,000                96,000
                                                              ---------------       ----------------       ---------------
Net cash provided by (used in) investing activities                  (760,152)               184,348            (8,730,725)
FINANCING ACTIVITIES
Proceeds from long-term debt                                          470,000                      -             9,500,000
Payments on long-term debt                                            (34,137)               (15,152)           (6,556,494)
Proceeds from issuance of common stock, net                         2,364,371                722,029               301,117
Payments on capital lease obligations                                 (12,222)                     -            (4,370,442)
                                                              ---------------       ----------------       ---------------
Net cash provided by (used in) financing activities                 2,788,012                706,877            (1,125,819)
                                                              ---------------       ----------------       ---------------
Increase (decrease) in cash and cash equivalents                    8,604,235             (2,285,755)          (23,829,622)
                                                              ---------------       ----------------       ---------------
Cash and cash equivalents at beginning of year                     47,015,746             49,301,501            73,131,123
                                                              ---------------       ----------------       ---------------
Cash and cash equivalents at end of year                      $    55,619,981       $     47,015,746       $    49,301,501
                                                              ===============       ================       ===============
Supplemental disclosure of cash flows information-
   Cash paid for interest                                     $       277,226       $        301,817       $     1,075,940
                                                              ===============       ================       ===============

Noncash investing and financing activities:

During the year ended December 31, 2004, the Company entered into capital lease obligations of $230,974.

See accompanying notes.

                          Third Wave Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

1. NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Third Wave Technologies, Inc. (the Company) and its wholly owned subsidiaries, Third Wave-Japan KK and Third Wave Agbio, Inc. (Agbio). All significant intercompany balances and transactions are eliminated in consolidation.

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

The Company currently markets products domestically and internationally to clinical and research markets using an internal sales force as well as collaborative relationships with pharmaceutical companies and research institutions. Revenues to a major Japanese research institute for use by several end users during 2004, 2003 and 2002 were 59%, 69% and 51% of total revenues, respectively. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. For accounts greater than 60 days past due, an allowance for doubtful accounts is recorded based on a customer's ability and likelihood to pay based on management's review of the facts. For all other accounts, the Company recognizes an allowance based on the length of time the receivable is past due and the anticipated future write offs based on historical experience.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers highly liquid money market investments and short-term investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Short-term investments consist of certificates of deposit with maturities less than one year. The cost of these securities, which are considered
"available-for-sale" for financial reporting purposes, approximates fair value at December 31, 2004 and 2003.

INVENTORIES

Inventories are carried at the lower of cost or market using the first-in, first-out method for determining cost and consist of the following:

                                                                    DECEMBER 31
                                                             2004                     2003
                                                       ---------------        ----------------
Raw material                                           $     1,318,771        $      1,609,866
Finished goods and work in process                             567,621                 534,180
Reserve for excess and obsolete inventory                     (650,000)               (750,000)
                                                       ---------------        ----------------
Total inventories                                      $     1,236,392        $      1,394,046
                                                       ===============        ================

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were $85,069, $165,854 and $511,685 in 2004, 2003 and 2002, respectively.

FOREIGN CURRENCY TRANSLATION

The Company's Japanese subsidiary uses the local currency as its functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustment is recorded as a separate component of shareholders' equity.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation of purchased equipment is computed by the straight-line method over the estimated useful lives of the assets which are generally three to ten years. Depreciation of leasehold improvements and leased equipment is computed by the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

PATENTS

Patent-related development costs are expensed in the period incurred and are included in general and administrative expenses in the statements of operations. These costs were $844,110, $780,959 and $509,598 in 2004, 2003 and 2002, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Remaining intangible assets at December 31, 2004, 2003 and 2002 consist primarily of costs of settling patent litigation, which are amortized over their estimated useful life of seven years.

In connection with the adoption of SFAS No. 142, on January 1, 2002 the Company completed the first step of the transitional impairment test of goodwill. Based on this analysis, the Company concluded that no impairment existed at the time of adoption, and accordingly, the Company did not recognize any transitional impairment loss for goodwill. For intangible assets with indefinite lives, the fair values of these assets were compared to their carrying values as of January 1, 2002, also resulting in no transitional impairment.

The Company completed its annual impairment tests in the third quarter of 2002, 2003, and 2004. In addition, an interim impairment test was performed in the second quarter of 2004 due to a change in the Company's forecast. For goodwill, this analysis is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The fair value of the reporting units was determined using a combination of discounted cash flows method and other common valuation methodologies. For intangible assets with indefinite lives, the fair values of these assets determined using the income based approach were compared to their carrying values.

Based on the analyses, in 2002 the Company determined that goodwill and intangible assets deemed to have indefinite lives were impaired and accordingly, recognized an impairment charge of $4,676,902 (Goodwill - $4,210,313, Indefinite-lived intangible assets - $466,589). In addition, in 2002, the Company recognized an impairment charge related to its customer agreements of $133,000. The Company concluded that no impairment existed at the time of the annual impairment test in 2003 and 2004 or at the time of the additional impairment test in the second quarter of 2004.

Identifiable intangible assets with indefinite lives consist of the following at December 31, 2004 and 2003:

Technology license         $       915,828
Trademark                           91,583
                           ---------------
                           $     1,007,411
                           ===============

Amortizable intangible assets consist of the following:

                                                      DECEMBER 31, 2004                               DECEMBER 31, 2003
                                           ----------------------------------------        --------------------------------------
                                                                         GROSS                                         GROSS
                                               CARRYING                ACCUMULATED              CARRYING            ACCUMULATED
                                                AMOUNT                AMORTIZATION               AMOUNT             AMORTIZATION
                                           -----------------         --------------        -----------------       --------------
Costs of settling patent litigation        $      10,533,248         $    6,386,876        $      10,533,248       $    4,882,124
Reacquired marketing and distribution
  rights                                           2,211,111              2,211,111                2,211,111            2,211,111
Customer agreements                                   38,000                 38,000                   38,000               38,000
                                           -----------------         --------------        -----------------       --------------
                                           $      12,782,359         $    8,635,987        $      12,782,359       $    7,131,235
                                           =================        ===============        =================       ==============

The estimated future amortization expense related to intangible assets for the years subsequent to December 31, 2004 is as follows:

                             2005                   $1,504,752
                             2006                    1,504,752
                             2007                    1,136,868

IMPAIRMENT OF LONG-LIVED ASSETS

Equipment, leasehold improvements and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. During 2004, the Company recorded a charge of $795,000 to write down certain equipment to its fair value. During 2002, the Company recorded a charge of approximately $7,176,000 associated with its restructuring activities (described further in Note 7) to write-off leasehold improvements related to vacated leased facilities and to write down certain equipment to its fair value.

PREPAID LICENSE FEES

Other assets at December 31, 2004 and 2003 include $1,223,005 and $1,846,961, respectively, of prepaid license fees (which is net of $2,072,033 and $1,448,077, respectively, of accumulated amortization) paid to third parties for the use of patented technology. The assets are being amortized to expense over the shorter of the term of the license or the estimated useful lives of the assets (generally three to ten years).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company sells its products in a number of countries throughout the world. During 2004, 2003 and 2002, the Company sold certain products with the resulting accounts receivable denominated in Japanese Yen. The Company purchases foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of currency gains and losses on the underlying Yen receivables. There were no contracts outstanding at December 31, 2004. Forward contracts outstanding at December 31, 2003, represented a U.S. dollar equivalent commitment of approximately $9,500,000. The negative fair value of these derivative instruments of approximately $631,000 at December 31, 2003 is included in accrued liabilities in the accompanying balance sheets. The changes in the fair value of the Company's derivatives and the loss or gain on the hedged asset relating to the risk being hedged both are recorded currently in operations. Aggregate losses (gains) from foreign currency transactions were approximately ($71,000), $708,000, and $117,000 in 2004, 2003 and 2002,
respectively.

REVENUE RECOGNITION

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

INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the current tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities. Prior to 2004, no current or deferred income taxes have been provided because of the net operating losses incurred by the Company since its inception (see Note 5).

STOCK-BASED COMPENSATION

The Company has stock-based employee compensation plans (see Note 4). SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plans.

Had compensation cost been determined based upon the fair value method prescribed by SFAS No. 123 at the grant date for awards under the plans, the Company's SFAS No. 123 pro forma net loss and net loss per share would have been as follows:

                                                                               YEAR ENDED DECEMBER 31
                                                               2004                     2003                   2002
                                                        ------------------      ------------------      ------------------
Net loss:
   As reported                                          $       (1,942,406)     $       (8,116,236)     $      (40,863,665)
   Less: Stock-based compensation, as recognized                 3,026,455               1,361,667               1,096,827
   Add: Stock-based compensation expense related
        to stock options determined under SFAS
        No. 123                                                 (4,347,817)             (4,216,913)             (3,373,035)
   Add: Stock-based compensation related to the
         employee stock purchase plan determined
         under SFAS No. 123                                       (283,898)               (172,571)                (43,314)
                                                        ------------------      ------------------      ------------------
   SFAS No. 123 Pro forma                               $       (3,547,666)     $      (11,144,053)     $      (43,183,187)
                                                        ==================      ==================      ==================
Net loss per share:
   As reported, basic and diluted                       $            (0.05)     $            (0.20)     $            (1.04)
   SFAS No. 123 pro forma, basic and diluted            $            (0.09)     $            (0.28)     $            (1.09)

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

The following table presents the calculation of basic and diluted net loss per share.

                                                                                        YEAR ENDED DECEMBER 31
                                                                             2004                 2003               2002
                                                                       -----------------    -----------------   ----------------
Net loss                                                               $      (1,942,406)   $      (8,116,236)  $    (40,863,665)
                                                                       =================    =================   ================
Weighted-average shares of common stock outstanding
   - basic and diluted                                                        40,463,000           39,749,000         39,457,000
                                                                       =================    =================   ================
Basic and diluted net loss per share                                   $           (0.05)   $           (0.20)  $          (1.04)
                                                                       =================    =================   ================
Weighted-average shares from options that could
   potentially dilute basic earnings per share in the future that are not included in the computation of diluted loss per share as their impact is antidilutive (computed under the
   treasury stock method)                                                      2,091,000            1,213,000            506,000

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all-share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has not yet determined which method it will adopt.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options when granted as the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share earlier in this note. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

3. LONG-TERM DEBT

Long-term debt is as follows:

                                             DECEMBER 31
                                    2004                  2003
                            --------------------     ---------------
Notes payable               $          9,935,863     $     9,500,000
Other                                     13,333              13,333
                            --------------------     ---------------
                                       9,949,196           9,513,333
Less current portion                   9,614,127           9,500,000
                            --------------------     ---------------
                            $            335,069     $        13,333
                            ====================     ===============

Future long-term debt payments by year are as follows:

                       2005                $9,614,127
                       2006                   132,878
                       2007                    95,305
                       2008                    57,110
                       2009                    49,776

The Company has a $9,500,000 note payable with a bank due on August 14, 2005, bearing annual interest at 3.36%. The Company also entered into two additional notes payable in the original amounts of $200,000 and $270,000. The notes have a final maturity date of July 1, 2007 and October 1, 2009, bear annual interest at 4.25% and 4.93%, respectively, and require monthly principal and interest payments. The borrowings under the notes payable are secured by short-term investments consisting of certificates of deposit, of $9,770,000. The Company has an available and unused $1,300,000 letter of credit with the same bank that expires on September 1, 2005.

4. SHAREHOLDERS' EQUITY

The Board of Directors has authorized a program for the repurchase by the Company of up to 5% of its outstanding common stock. As of December 31, 2004, no shares of common stock have been repurchased.

STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 1,256,800 common shares may be issued. The Purchase Plan also provides for annual increases in the number of shares available for issuance, beginning in 2001, equal to the lesser of 1% of the outstanding shares of common stock on the first day of the fiscal year, 428,400 shares or an amount determined by the Board of Directors. During 2004, 400,000 additional shares were authorized for issuance under the plan. During 2004, 2003 and 2002, 306,211, 254,421 and 122,423 shares, respectively, were issued. Employees are eligible to participate in the Purchase Plan if they work at least 20 hours per week and more than five months in any calendar year. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. The Plan is considered noncompensatory under APB Opinion No. 25 and, therefore, no expense is recorded for the 15% discount.

STOCK OPTION PLANS

The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (the Plans) for employees and non-employees under which an aggregate of 11,413,183 options may be granted. Annual increases in the number of shares available for issuance are allowed beginning in 2001, limited to the lesser of 4.5% of the outstanding shares of common stock on the first day of the fiscal year, 2,571,600 shares or an amount determined by the Board of Directors. During 2004 and 2002, 1,500,000 and 1,771,831 additional shares, respectively, were authorized for grant. There were no additional shares authorized for grant in 2003. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the Board of Directors at the date of grant.

The rollforward of shares available for grant through December 31, 2004, is as follows:

Shares available for grant at December 31, 2001                       2,670,631
   Options granted                                                   (2,307,950)
   Options forfeited                                                  1,064,075
   Increase in options available for grant                            1,771,831
                                                                     ----------
Shares available for grant at December 31, 2002                       3,198,587

   Options granted                                                   (2,813,300)
   Options forfeited                                                  1,093,405
                                                                     ----------
Shares available for grant at December 31, 2003                       1,478,692
   Options granted                                                   (2,127,255)
   Options forfeited                                                  1,161,928
   Increase in options available for grant                            1,500,000
                                                                     ----------
Shares available for grant at December 31, 2004                       2,013,365
                                                                     ==========

The Company's option activity is as follows:

                                                             WEIGHTED-AVERAGE
                                        NUMBER OF SHARES      EXERCISE PRICE
                                        ----------------      --------------
Outstanding at December 31, 2001           4,563,121              6.85
   Granted                                 2,307,950              2.31
   Exercised                                 (63,137)             0.84
   Forfeited                              (1,064,075)             5.63
                                          ----------            ------
Outstanding at December 31, 2002           5,743,859              5.29
   Granted                                 2,813,300              3.42
   Exercised                                (207,249)             1.75
   Forfeited                              (1,093,405)             7.32
                                          ----------            ------
Outstanding at December 31, 2003           7,256,505              4.37
   Granted                                 2,127,255              4.97
   Exercised                                (775,309)             2.42
   Forfeited                              (1,161,928)             5.57
                                          ----------            ------
Outstanding at December 31, 2004           7,446,523              4.55
                                          ----------            ------
Exercisable at December 31, 2004           3,022,212            $ 5.23
                                          ==========            ======

                                                   Number of        Weighted
                                              Shares Outstanding     Average     Remaining       Number of Shares      Weighted
                                                at December 31,     Exercise    Contractual       Exercisable at        Average
                                                     2004             Price         Life         December 31, 2004   Exercise Price
                                              ------------------    --------    -----------      -----------------   --------------
Options granted between $0.27 and $1.11            148,150          $ 1.00          1.1                148,150            $ 1.00
Options granted between $1.11 and $2.21            979,370          $ 1.88          6.8                447,395            $ 1.90
Options granted between $2.21 and $3.32          1,493,907          $ 2.77          6.9                472,094            $ 2.64
Options granted between $3.32 and $4.42          2,156,057          $ 3.73          7.8                540,860            $ 3.74
Options granted between $4.42 and $5.53            348,750          $ 4.62          8.9                 10,187            $ 4.56
Options granted between $5.53 and $6.64            575,514          $ 6.37          6.6                429,030            $ 6.37
Options granted between $6.64 and $7.74            491,375          $ 6.90          9.7                  8,937            $ 7.37
Options granted between $7.74 and $8.85          1,134,800          $ 8.61          6.1                854,223            $ 8.78
Options granted between $8.85 and $9.96             10,800          $ 9.69          5.3                  9,900            $ 9.73
Options granted between $9.96 and $11.06           107,800          $10.93          2.4                101,436            $10.94
                                                 ---------                                           ---------
                                                 7,446,523                                           3,022,212
                                                 =========                                           =========

Prior to February 9, 2001, the Company granted certain options to employees having exercise prices below what was considered the fair value of the underlying stock. The Company amortized to expense $80,791 in 2004, $387,709 in 2003 and $994,078 in 2002 using an accelerated vesting method whereby each of the years' vesting components is amortized over its own vesting period. During 2004, 2003 and 2002, in connection with employee terminations, the Company extended the exercise period and accelerated vesting for certain option grants. Accordingly, the options had a new measurement date and were expensed based upon their new intrinsic value. Also, options granted to non-employee consultants are measured based upon their fair value as calculated using the Black-Scholes option pricing model. Option expense related to such terminations in 2004, 2003 and 2002 was $2,945,664, $973,958 and $102,749, respectively.

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                                               YEAR ENDED DECEMBER 31
                                   2004                2003                 2002
                              ---------------     ---------------     ---------------
Cost of goods sold            $       155,275     $        86,793     $       163,590
Research and development            1,133,617             504,477              98,753
Selling and marketing                 144,519             215,935              31,781
General and administrative          1,593,044             554,462             802,703
                              ---------------     ---------------     ---------------
                              $     3,026,455     $     1,361,667     $     1,096,827
                              ===============     ===============     ===============

The weighted-average fair value of options granted in 2004, 2003, and 2002 was $3.49, $2.50 and $1.73, respectively, using the Black-Scholes option-pricing model. The calculations were made assuming a dividend yield of 0%, a weighted-average expected option life of five years and a weighted-average risk-free interest rate of 4.1%, 4.0% and 4.0% in 2004, 2003 and 2002, respectively. The volatility factor used in the Black-Scholes method for 2004, 2003 and 2002 was .84, .89 and .97, respectively.

5. INCOME TAXES

The provision for income taxes in 2004 represents the amount computed under the alternative minimum tax (AMT) requirements.

The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are as follows:

                                                           DECEMBER 31
                                                     2004                  2003
                                             ------------------      ------------------
Deferred tax assets:
   Patent expense                            $        1,563,000      $        1,223,000
   Stock compensation expense                           609,000                 806,000
   Deferred revenue                                     154,000                  27,000
   Inventory obsolescence                               260,000                 300,000
   Equipment and leasehold improvements                       -                 478,000
   Accrued liabilities                                1,945,000               1,452,000
   Other                                                168,000                  85,000
   AMT credit carryforward                               57,000                       -
   Net operating loss carryforwards                  45,321,000              45,899,000
                                             ------------------      ------------------
Total deferred tax assets                            50,077,000              50,270,000
Valuation allowance                                 (48,369,000)            (48,010,000)
                                             ------------------      ------------------
Net deferred tax assets                               1,708,000               2,260,000
                                             ------------------      ------------------

Deferred tax liabilities:
   Equipment and leasehold improvements                 (49,000)                      -
   Intangibles                                       (1,659,000)             (2,260,000)
                                             ------------------      ------------------
Deferred tax liabilities                             (1,708,000)             (2,260,000)
                                             ------------------      ------------------

Net deferred tax assets / (liabilities)      $                -      $                -
                                             ==================      ==================

At December 31, 2004, the Company had net operating loss carryforwards of approximately $113 million for U.S. federal and state income tax purposes, which expire beginning in 2008. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

At December 31, 2004, the Company had $57,000 of AMT credits which do not expire. The valuation allowance at December 31, 2004 and 2003 was provided because of the Company's history of net losses and uncertainty as to the realization of the deferred tax assets. Through December 31, 2004, the Company's foreign subsidiary has operated at a loss, and accordingly, no provision for U.S. deferred taxes has been provided. Any earnings of the foreign subsidiary would be considered to be permanently invested.

6. LEASE OBLIGATIONS

The Company leases its corporate facility under an operating lease effective through September 2011. The Company has the option to extend the lease for three additional five-year periods. The lease agreement required a $1,000,000 upfront payment and requires the Company to provide the landlord an irrevocable standby letter of credit of $1,300,000, which is collateralized by a certificate of deposit included in short-term investments. Ongoing rent payments increase during the lease term. Rent expense is being recorded by the Company on a straight-line basis over the amended lease term. At December 31, 2004 and 2003, long-term other assets includes approximately $938,000 and $1,078,000, respectively, of prepaid rent. In addition, at December 31, 2004 and 2003, other long-term liabilities includes approximately $1,099,000 and $728,000, respectively, of deferred rent.

In 2004, the Company entered into multiple capital leases for computer equipment, office equipment and furniture, totaling approximately $230,000.

Future minimum lease payments by year are as follows:

                                               Capital       Operating
                                               Leases         Leases
2005                                          $ 76,076      $  1,806,000
2006                                            75,715         1,879,000
2007                                            52,057         1,954,000
2008                                            27,505         2,032,000
2009                                            27,505         2,113,000
Thereafter                                       9,126         3,913,000
                                              --------      ------------
Total minimum lease obligations                267,984      $ 13,697,000
                                              ========      ============
Less amounts representing interest              49,232
                                              --------
Present value of minimum lease payments        218,752
   Less current portion of long-term
lease obligations                               66,867
                                              --------
                                              $151,885
                                              ========

Rent expense was approximately $2,114,000, $2,097,000 and $2,473,000 in 2004,
2003 and 2002, respectively.

7. RESTRUCTURING AND OTHER CHARGES

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

The Company continues to offer corporate office space for sublease, but it has been unable to sublease the space. Accordingly, in the fourth quarter of 2003 and 2004, the Company changed the amount it expects to receive from the sublease of the space. In 2004, the estimated lease and operating expenses were also reduced, based on a portion of the office space being utilized.

The following table shows the components of the restructuring and other charges and changes in the restructuring accrual through December 31, 2004. The remaining restructuring balance of $1.1 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid over the lease term through 2011. The current portion of the accrual of $162,043 is included in other accrued liabilities on the balance sheet and the remainder is included in other long-term liabilities.

                                                                      EQUIPMENT AND
                                                                        LEASEHOLD
                                                                      IMPROVEMENTS     PREPAYMENT
                                                      FACILITIES        DISPOSALS      PENALTIES      OTHER          TOTAL
                                                     ------------     -------------    ----------   ---------      -----------
Charge in 2002                                       $  2,470,438      $ 7,175,995     $ 494,930    $ 945,870      $11,087,233
Payments made                                            (312,400)               -      (469,300)           -         (781,700)
Non-cash charges                                                -       (7,175,995)      (25,630)    (140,290)      (7,341,915)
                                                     ------------      -----------     ---------    ---------      -----------
  Accrued restructuring balance at December 31,
  2002                                                  2,158,038                -             -      805,580        2,963,618

Payments made                                            (674,809)               -             -     (874,765)      (1,549,574)
Revision to estimate                                      (69,185)               -             -       69,185                -
                                                     ------------      -----------     ---------    ---------      -----------
  Accrued restructuring balance at December 31,
  2003                                                  1,414,044                -             -            -        1,414,044

Payments made                                            (199,196)               -             -            -         (199,196)
Revision to estimate                                      (98,000)               -             -            -          (98,000)
                                                     ------------      -----------     ---------    ---------      -----------
  Accrued restructuring balance at December 31,
  2004                                               $  1,116,848      $         -     $       -    $       -      $ 1,116,848
                                                     ============      ===========     =========    =========      ===========

8. LICENSE AGREEMENTS

The Company entered into an exclusive license agreement (research license) in March 1994 to make, use and sell products utilizing the licensed patents in the research market. Under the research license, the Company is required to pay a royalty at a rate not to exceed a certain percentage of the selling price on licensed component sales. There have been no sales of licensed components through December 31, 2004. The research license will continue until the licensed patents expire or until the agreement is terminated by either party, whichever is earlier, as defined in the agreement. The Company also entered into an equity agreement with the licensor in March 1994 whereby it issued 115,200 shares of common stock in exchange for the research license and diagnostic market option, which is an exclusive license agreement to make, use and sell products utilizing the licensed patents in the diagnostic market. In October 1998, the Company issued 103,200 shares to the licensor to exercise the diagnostic market option. The shares issued in 1994 and 1998 were valued at amounts considered to approximate the fair value of common stock at the time of each issuance.

Under this agreement, the Company granted the licensor a put option to sell a specified number of shares back to the Company anytime after March 1, 1998. The total number of shares that can be put to the Company cannot exceed the number of shares necessary to achieve a purchase price of $200,000. At December 31, 2004, the price per share to be paid if the put option is exercised is $3.37. Accordingly, the Company has classified $200,000 of additional paid-in capital outside of shareholders' equity in the accompanying balance sheets.

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

9. COLLABORATIVE AGREEMENTS

In December 2000, the Company entered into a development and commercialization agreement with BML, Inc. (BML). Under this agreement, the Company developed assays in accordance with a mutually agreed development program for use in clinical applications by BML. In 2000, BML paid the Company a nonrefundable fee of $3 million, which was recognized as revenue on a straight-line basis over the expected term of development services being performed by the Company. The Company recorded revenue from BML of $917,000 and $1,000,000 in 2003 and 2002, respectively. Additionally, in 2004, 2003 and 2002, BML paid the Company $1,915,000, $1,500,000 and $1,683,000, respectively, for product and specified services performed in these respective years, which was recognized as revenue as the product was shipped and services were performed.

On October 16, 2002, the Company entered into a license and supply agreement with Aclara Biosciences, Inc. (Aclara) under which Aclara has the non-exclusive right to incorporate the Company's Invader(TM) technology and Cleavase(R) enzyme with Aclara's eTag(TM) technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In exchange, Aclara made certain upfront payments and will make royalty payments to the Company on sales of eTag-Invader gene expression assays. The Company has also provided Aclara with certain manufacturing materials for use in manufacturing Invader products. In connection with this agreement, the Company recorded revenue of $1,500,000 related to the license granted and $2,780,000 for product shipped to Aclara during 2002. The Company received royalty revenue of $150,000 and $100,000 in 2004 and 2003, respectively. In December 2004, Aclara was acquired by Virologics, Inc.

10. 401(k) PLAN

The Company has a 401(k) savings plan (the Plan) which covers substantially all employees. The Plan provides for Company contributions of 50% of employee contributions up to 6% of their compensation. Company contributions to the plan were approximately $329,000, $311,000 and $331,000 in 2004, 2003 and 2002,
respectively.

11. SEGMENT DISCLOSURE

The Company operates in one industry segment. Product revenues to international end-users accounted for 70%, 78% and 70% of product revenues in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, approximately $2,681,000 and $1,011,000, respectively, of receivables are denominated in Yen. Product revenues by geographic area in 2004, 2003 and 2002, were as follows:

                          2004                  2003                   2002
                    -----------------     ----------------     -----------------
United States       $      13,759,367     $      7,668,573     $       8,700,680
Japan                      31,361,485           26,983,342            19,865,716
Other                         895,275              496,382               314,546
                    -----------------     ----------------     -----------------
                    $      46,016,127     $     35,148,297     $      28,880,942
                    =================     ================     =================

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following sets forth selected quarterly financial and stock price information for the years ended December 31, 2004 and 2003 (in thousands, except per share data). The operating results are not necessarily indicative of results for any future period.

                                                                  QUARTER ENDED
                                             ---------------------------------------------------------
                                              MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                             -----------    -----------    ------------    -----------
2004:
   Net revenues                              $    15,276    $    12,632    $     10,479    $     8,106
   Gross margin (1)                               11,105          8,939           8,144          5,813
   Net income (loss)                               2,848           (106)             24         (4,708)
   Basic and diluted net income (loss)
     per share                               $      0.07    $     (0.00)   $       0.00    $     (0.12)
2003:
   Net revenues                              $     8,492    $     8,817    $      9,354    $     9,657

   Gross margin                                    5,403          5,442           6,094          6,541
   Net loss                                       (2,924)        (2,161)         (1,435)        (1,596)
   Basic and diluted net loss
     per share                               $     (0.07)   $     (0.05)   $      (0.04)     $   (0.04)

(1) Previously reported 2004 quarterly gross margin amounts have been adjusted for reclassifications of manufacturing costs between cost of goods sold and research and development expense. For the first, second and third quarters of 2004, gross margins were previously reported as $11,204, $9,142 and $7,838, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the period covered by this report in the Company's internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of Third Wave Technologies is responsible for establishing and maintaining adequate internal control over financial reporting. Third Wave's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

      All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Third Wave's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

      Third Wave's independent auditors have issued an audit report on management assessment of the Company's internal control over financial reporting, which is included herein.

           Report of Independent Registered Public Accounting Firm on
                   Internal Control over Financial Reporting

      To the Board of Directors
      Third Wave Technologies, Inc.

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Third Wave Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Third Wave Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that Third Wave Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Third Wave Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Third Wave Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

                                Ernst & Young LLP

      Milwaukee, Wisconsin
      March 4, 2005

      ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company incorporates by reference the information required by this Item from the Company's definitive proxy statement for its annual meeting of shareholders scheduled to be held on June 14, 2005 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

      The Company incorporates by reference the information required by this Item from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The Company incorporates by reference the information required by this Item from the Proxy Statement.

      Information required with respect to the securities authorized for issuance under the Company's equity compensation plans, including plans that have previously been approved by the Company's stockholders and plans that have not previously been approved by the Company's stockholders, will be set forth in the Proxy Statement, and such information is incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company incorporates by reference the information required by this Item from the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Company incorporates by reference the information required by this Item from the Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as a Part of this Report.

      1. Financial Statements. The financial statements required to be filed as part of this Report are listed on page 32.

      2. Financial Statement Schedules. The following financial statement schedule required to be filed as part of this Report is included on page 53.

            Schedule II--Valuation and Qualifying Accounts. Schedules not included have been omitted because they are not applicable.

      3. Exhibits. The exhibits required to be filed as a part of this Report are listed in the Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2005.

                                              THIRD WAVE TECHNOLOGIES, INC.

                                              By: /s/ John J. Puisis
                                                 -----------------------------
                                                     John J. Puisis
                                                     Chief Executive Officer

                                POWER OF ATTORNEY

      We, the undersigned directors and executive officers of Third Wave Technologies, Inc., hereby severally constitute and appoint of Kevin T. Conroy our true and lawful attorney and agent, with full power to him to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K of Third Wave Technologies, Inc. filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on dates indicated.

           SIGNATURE                        TITLE                    DATE

    /s/ Lance Fors                 Chairman of the Board          March 13, 2005
    -----------------------
           Lance Fors

                                   Chief Executive Officer
                                   President, and Director
    /s/ John Puisis                (Principal Executive Officer)  March 15, 2005
    -----------------------
          John Puisis

    /s/ James J. Herrmann          Vice President of
    -----------------------        Finance
       James J. Herrmann           (Principal Financial
                                   Officer)                       March 15, 2005

    /s/ Gordon F. Brunner          Director                       March 14, 2005
    -----------------------
       Gordon F. Brunner

                                   Director
    -----------------------
       G. Steven Burrill

    -----------------------        Director
           Sam Eletr

    /s/ John Neis                  Director                       March 14, 2005
    -----------------------
           John Neis

    /s/ Lloyd M. Smith             Director                       March 12, 2005
    -----------------------
         Lloyd M. Smith

    /s/ Lionel Sterling            Director                       March 12, 2005
    -----------------------
        Lionel Sterling

    /s/ David A. Thompson          Director                       March 14, 2005
    -----------------------
       David A. Thompson

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

EXHIBIT
  NO.                   DESCRIPTION                           INCORPORATED BY REFERENCE TO
--------   --------------------------------------         -------------------------------------
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

EXHIBIT
  NO.                       DESCRIPTION                            INCORPORATED BY REFERENCE TO
-------   ---------------------------------------            --------------------------------------
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

 10.12    Development and Commercialization                  Exhibit 10.26 to the Registrant's
          Agreement, dated as of December 29,                Registration Statement on Form S-1,
          2000, between the Registrant and BML,              Registration No. 333-42694, filed
                                                             on Inc. July 31, 2000, as amended

 10.13    License Agreement dated as of October              Exhibit 10.14 to the Registrant's
          15, 2002 between Registrant and                    Annual Report on Form 10-K for the
          Aclara Biosciences, Inc.                           fiscal year ended December 31, 2002

 10.14    Employment Agreement between Lance                 Exhibit 10.16 to Registrant's
          Fors and Third Wave Technologies, Inc.             Annual Report on From 10-K for the
          dated October 16, 2003                             fiscal year ended on December 31, 2003

 10.15    Employment Agreement between John                  Exhibit 10.17 to Registrant's Annual
          Puisis and Third Wave Technologies, Inc.           Report on Form 10-K for the fiscal
          dated September 19, 2001 and Amendment             year ended December 31, 2003
          dated July 17, 2003

 10.16    Amendment No. 2 to Employment Agreement            Exhibit 10.2 to Registrant's Quarterly Report
          between John Pulsis and Third Wave                 on Form 10-Q for the quarter ended June 30,
          Technologies, Inc. effective June 14,2004          2004

 10.17    Code of Business Conduct                           Third Wave Technology's website,
                                                             www.twt.com

 10.18    Third Wave Technologies, Inc.
          Amended LTIP 1

 10.19    Third Wave Technologies, Inc.
          LTIP 2

 10.20    Separation Agreement between Registrant and
          John Comerford

 10.21    Separation Agreement between Registrant and
          David Nuti and Amendment dated October 21, 2004

 10.22 Employment Agreement between Kevin T. Conroy and Third Wave Technologies, Inc.
          dated March 14, 2005

 10.23 Employment Agreement between James J. Herrmann and Third Wave Technologies, Inc.
          dated March 14, 2005

 21       List of Subsidiaries

 23       Consent of Independent Registered Public
          Accounting Firm

 24       Powers of Attorney (contained in the
          signature page hereto)

 31.1     CEO's Certification Pursuant to Section
          302 of the Sarbanes Oxley Act of 2002

 31.2 Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes
          Oxley Act of 2002.

 32.1     CEO's Certification pursuant to 18 U.S.C.
          Section 1350, of Chapter 63 of Title 18
          of the United States Code


 32.2 Principal Financial Officer's Certification pursuant to 18 U.S.C Section 1350, of Chapter
          63 of Title 18 of the United States Code

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                BALANCE AT     ADDITIONS
                                                 BEGINNING      CHARGED         (1)       BALANCE AT
               DESCRIPTION                        OF YEAR     TO EXPENSE     DEDUCTIONS   END OF YEAR
--------------------------------------------    ----------    ----------     ----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts receivable:
  2002 .....................................     $     175     $     455     $     165     $     465
  2003 .....................................     $     465     $     402     $     727     $     140
  2004 .....................................     $     140     $     177     $      17     $     300
                                                 =========     =========     =========     =========
Allowance for excess and obsolete inventory:
  2002 .....................................     $   2,680     $   2,015     $   1,645     $   3,050
  2003 .....................................     $   3,050     $   1,308     $   3,608     $     750
  2004 .....................................     $     750     $     805     $     905     $     650
                                                 =========     =========     =========     =========

----------

(1) Represents amounts written off or disposed, net of recoveries.