Form 10-Q
period 2005-03-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2005-05-10
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
            THE QUARTERLY PERIOD ENDED March 31, 2005 OR

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of March 31, 2005, was 41,154,491.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                                                                            PAGE NO.
PART I FINANCIAL INFORMATION............................................................................................        3
  Item 1. Financial Statements..........................................................................................        3
   Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004...............................................        3
   Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004.............................        4
   Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004.............................        5
   Notes to Consolidated Financial Statements...........................................................................        6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................        9
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................................       12
  Item 4. Controls and Procedures.......................................................................................       12
PART II OTHER INFORMATION...............................................................................................       14
  Item 1. Legal Proceedings.............................................................................................       14
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...................................................       14
  Item 3. Defaults Upon Senior Securities...............................................................................       14
  Item 4. Submission Of Matters To A Vote Of Security Holders...........................................................       14
  Item 5. Other Information.............................................................................................       14
  Item 6. Exhibits......................................................................................................       14
SIGNATURES..............................................................................................................       16
EXHIBITS................................................................................................................       17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                                                MARCH 31,      DECEMBER 31,
                                                                                                  2005           2004
                                                                                                UNAUDITED
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $  53,460,740   $  55,619,981
  Short-term investments                                                                         11,070,000      11,070,000
  Receivables, net of allowance for doubtful accounts of $185,000 and $300,000, respectively      4,501,515       5,784,679
  Inventories                                                                                     1,389,075       1,236,392
  Prepaid expenses and other                                                                        679,558         260,316
                                                                                              -------------   -------------
Total current assets                                                                             71,100,888      73,971,368
Equipment and leasehold improvements:
  Machinery and equipment                                                                        15,907,379      15,832,489
  Leasehold improvements                                                                          2,283,792       2,277,604
                                                                                              -------------   -------------
                                                                                                 18,191,171      18,110,093
  Less accumulated depreciation                                                                  12,581,644      12,139,423
                                                                                              -------------   -------------
                                                                                                  5,609,527       5,970,670
Assets held for sale                                                                                269,000         269,000
Intangible assets, net of accumulated amortization                                                3,770,184       4,146,372
Indefinite lived intangible assets                                                                1,007,411       1,007,411
Goodwill                                                                                            489,873         489,873
Other long term assets                                                                            2,086,667       2,212,935
                                                                                              -------------   -------------
Total assets                                                                                  $  84,333,550   $  88,067,629
                                                                                              =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $   7,479,046   $   6,519,005
  Accrued payroll and related liabilities                                                         2,130,286       2,873,506
  Other accrued liabilities                                                                       2,037,426       1,867,361
  Deferred revenue                                                                                  314,333         129,530
  Capital lease obligation due within one year                                                      101,378          66,867
  Long-term debt due within one year                                                              9,615,428       9,614,127
                                                                                              -------------   -------------
Total current liabilities                                                                        21,677,897      21,070,396
Long-term debt                                                                                      305,650         335,069
Deferred revenue - long term                                                                        227,171         254,434
Capital lease obligations - long term                                                               196,315         151,885
Other liabilities                                                                                 3,910,674       3,520,948
Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value, 10,000,000 shares authorized, 0
   shares issued and outstanding                                                                          0               0
  Common stock, $.001 par value, 100,000,000 shares authorized, 41,154,491 and 41,102,764
   shares issued and outstanding, respectively                                                       41,154          41,103
  Additional paid-in capital                                                                    198,343,828     198,990,162
  Unearned stock compensation                                                                      (205,671)       (554,293)
  Foreign currency translation adjustment                                                            31,095          31,949
  Accumulated deficit                                                                          (140,194,563)   (135,774,024)
                                                                                              -------------   -------------
Total shareholders' equity                                                                       58,015,843      62,734,897
                                                                                              -------------   -------------
Total liabilities and shareholders' equity                                                    $  84,333,550   $  88,067,629
                                                                                              =============   =============

                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                ---------------------------
                                                         MARCH 31,
                                                ---------------------------
                                                    2005           2004
                                                ------------   ------------
Revenues:
  Product sales                                 $  6,914,276   $ 15,214,638
  License and royalty revenue                         93,083         40,641
  Grant revenue                                      118,884         20,330
                                                ------------   ------------
Total revenues                                     7,126,243     15,275,609
                                                ------------   ------------
Operating expenses:
  Cost of goods sold
   Product cost of goods sold                      1,538,676      3,599,760
   Intangible and long-term asset amortization       461,395        571,096
                                                ------------   ------------
  Total cost of goods sold                         2,000,071      4,170,856
  Research and development                         2,465,380      2,672,876
  Selling and marketing                            3,364,493      2,624,772
  General and administrative                       3,779,264      2,357,391
                                                ------------   ------------
Total operating expense                           11,609,208     11,825,895
                                                ------------   ------------
Income (loss) from operations                     (4,482,965)     3,449,714
Other income (expense):
  Interest income                                    347,000        127,190
  Interest expense                                   (89,387)       (56,994)
  Other                                             (195,187)      (671,486)
                                                ------------   ------------
Total other income (expense)                          62,426       (601,290)
                                                ------------   ------------
Net income (loss)                               $ (4,420,539)  $  2,848,424
                                                ============   ============
Net income (loss) per share - basic             $      (0.11)  $       0.07
                                                ============   ============
Net income (loss) per share - diluted           $      (0.11)  $       0.07
                                                ============   ============
Weighted average shares outstanding
   Basic                                          41,123,521     40,079,040
                                                ============   ============
   Diluted                                        41,123,521     41,566,020
                                                ============   ============

                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                    ---------------------------
                                                                                                        2005          2004
                                                                                                    ------------   ------------
OPERATING ACTIVITIES:
Net income (loss)                                                                                   $ (4,420,539)  $  2,848,424
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                                          544,320        788,401
  Amortization of intangible assets                                                                      376,188        376,188
  Noncash stock compensation                                                                            (414,464)       232,561
  Loss on disposal of equipment                                                                            8,696         18,474
  Changes in operating assets and liabilities:
  Receivables                                                                                          1,282,310     (4,122,350)
  Inventories                                                                                           (152,683)    (1,633,800)
  Prepaid expenses and other assets                                                                     (378,181)       237,515
  Accounts payable                                                                                       960,041      4,024,998
  Accrued expenses and other liabilities                                                                (183,429)    (1,076,723)
  Deferred revenue                                                                                       157,540         49,740
                                                                                                    ------------   ------------
Net cash provided by (used in) operating activities                                                   (2,220,201)     1,743,428
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                                                        (10,170)       (49,290)
                                                                                                    ------------   ------------
Net cash used in investing activities                                                                    (10,170)       (49,290)
FINANCING ACTIVITIES:
Payments on long-term debt                                                                               (28,118)             0
Payments on capital lease obligations                                                                    (17,555)             0
Proceeds from common stock, net                                                                          116,803        379,214
                                                                                                    ------------   ------------
Net cash provided by financing activities                                                                 71,130        379,214
                                                                                                    ------------   ------------
Net increase (decrease) in cash and cash equivalents                                                  (2,159,241)     2,073,352
Cash and cash equivalents at beginning of period                                                      55,619,981     47,015,746
                                                                                                    ------------   ------------
Cash and cash equivalents at end of period                                                          $ 53,460,740   $ 49,089,098
                                                                                                    ============   ============

                 See accompanying notes to financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Third Wave Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

(2) Net Income (Loss) Per Share

In accordance with accounting principles generally accepted in the United States, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net income (loss) per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the three months ended March 31, 2005 because they are anti-dilutive.

The following table presents the calculation of basic and diluted net income
(loss) per share:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                       2005          2004
                                                   ------------   ------------
Numerator:
    Net income (loss)                              $ (4,420,539)  $  2,848,424
                                                   ============   ============
Denominator:
    Weighted average shares outstanding - basic      41,123,521     40,079,040
    Dilutive securities - stock options                     N/A      1,486,980
                                                   ------------   ------------
    Weighted average shares outstanding - diluted    41,123,521     41,566,020
Basic net income (loss) per share                  $      (0.11)  $       0.07
Dilutive net income (loss) per share               $      (0.11)  $       0.07

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

      Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, our SFAS No. 123 pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         -----------------------------
                                                              2005           2004
                                                         -------------   -------------
Net income (loss), as reported                           $  (4,420,539)  $   2,848,424
Add: Stock based compensation, as reported                    (414,464)        232,561
Less: Stock-based compensation, using fair value method     (1,064,014)     (1,053,943)
                                                         -------------   -------------
Pro forma net income (loss)                              $  (5,899,017)  $   2,027,042
Net income (loss) per share, basic, as reported          $       (0.11)  $        0.07
Net income (loss) per share, diluted, as reported        $       (0.11)  $        0.07
Pro forma net income (loss) per share, basic             $       (0.14)  $        0.05
Pro forma net income (loss) per share, diluted           $       (0.14)  $        0.05

      As described in Note 2 of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2004, the Financial Accounting Standards Board recently issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

(4) Inventories

Inventories, consisting mostly of raw materials, are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                            MARCH 31,    DECEMBER 31,
                                              2005          2004
                                           -----------   -----------
Raw materials                              $ 1,471,024   $ 1,318,771
Finished goods and work in process             698,051       567,621
Reserve for excess and obsolete inventory     (780,000)     (650,000)
                                           -----------   -----------
Total inventories                          $ 1,389,075   $ 1,236,392
                                           ===========   ===========

(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                             THREE MONTHS ENDED
                                  MARCH 31,
                            ---------------------
                              2005        2004
                            ---------   ---------
Cost of goods sold          $  (5,749)  $   5,082
Research and development     (259,850)     78,335
Selling and marketing          29,708      68,001
General and administrative   (178,573)     81,143
                            ---------   ---------
  Total stock compensation  $(414,464)  $ 232,561
                            ---------   ---------

(6) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                            -------------------------
                                                2005         2004
                                            -----------   -----------
Net income (loss)                           $(4,420,539)  $ 2,848,424
Other comprehensive income (loss):
  Foreign currency translation adjustments         (854)        1,350
                                            -----------   -----------
Comprehensive income (loss)                 $(4,421,393)  $ 2,849,774
                                            ===========   ===========

(7) Derivative Instruments

We sell products in a number of countries throughout the world. In the quarters ending March 31, 2005 and 2004, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. There were no contracts outstanding at March 31, 2005. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded in earnings.

(8)   Amortizable Intangible Assets

      Amortizable intangible assets consist of the following:

                                                    MARCH 31, 2005           DECEMBER 31, 2004
                                              -------------------------  -------------------------
                                                 GROSS                     GROSS
                                               CARRYING    ACCUMULATED    CARRYING    ACCUMULATED
                                                AMOUNT     AMORTIZATION    AMOUNT     AMORTIZATION
                                              ----------- -------------  -----------  ------------
Costs of settling patent litigation           $10,533,248  $  6,763,064  $10,533,248  $  6,386,876
Reacquired marketing and distribution rights    2,211,111     2,211,111    2,211,111     2,211,111
Customer agreements                                38,000        38,000       38,000        38,000
                                              -----------  ------------  -----------  ------------
    Total                                     $12,782,359  $  9,012,175  $12,782,359  $  8,635,987
                                              ===========  ============  ===========  ============

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

The following table shows the changes in the restructuring accrual since December 31, 2004. The remaining restructuring balance of $1.1 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid over the lease term through 2011. The current portion of the accrual is included in other accrued liabilities on the balance sheets and the remainder is included in other long-term liabilities.

Accrued restructuring balance at December 31, 2004  $ 1,116,848
Payments made                                           (38,638)
                                                    -----------
Accrued restructuring balance at March 31, 2005     $ 1,078,210
                                                    -----------

(10) Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.

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

DERIVATIVE INSTRUMENTS

      We sell products in a number of countries throughout the world. During 2005 and 2004, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were no contracts outstanding at March 31, 2005. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded in earnings.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

      Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At March 31, 2005, our inventory reserves were $0.8 million, or 36% of our $2.2 million total gross inventories.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

REVENUES. Revenues for the three months ended March 31, 2005 of $7.1 million represented a decrease of $8.2 million, compared to revenues of $15.3 million for the corresponding period of 2004.

Product revenues decreased to $6.9 million for the quarter ended March 31, 2005, from $15.2 million in the quarter ended March 31, 2004. The decrease in product sales during the three months ending March 31, 2005 was due to a decline in orders from a major Japanese research institute. We expect our molecular diagnostic revenues to increase throughout 2005, as we continue to launch new products.

Significant Customer. We generated $3.1 million, or 44% of our revenues, from sales to a major Japanese research institute for use by several end-users during the three months ended March 31, 2005. We believe this customer will continue to purchase Company products, however, the timing and total of such purchases will be influenced by the Japanese government funding process, which is unpredictable.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended March 31, 2005, cost of goods sold decreased to $2.0 million, compared to $4.2 million for the corresponding period of 2004. The decrease in the three month period was primarily due to the decrease in sales volume. Cost of goods sold as a percentage of revenue remained relatively flat for the three months ended March 31, 2005, compared to 2004. We expect gross margin to improve as molecular diagnostic revenues increase.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended March 31, 2005, were $2.5 million, compared to $2.7 million for the three months ended March 31, 2004. The research and development expenses remained relatively constant for the comparative periods. We will continue to invest in research and development, and expenditures in this area may increase as we expand our product development efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended March 31, 2005, were $3.4 million, an increase of $0.8 million, compared to $2.6 million for the corresponding period of 2004. The increase in the three months ended March 31, 2005 was due to an increase in personnel related expenses compared to the same period in 2004. With the expansion of our clinical sales force, we anticipate selling and marketing expenses to continue to be at or above expense levels in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $3.8 million in the three months ended March 31, 2005, from $2.4 million for the corresponding period in 2004. The increase in the three months ended March 31, 2005, was due to an increase in personnel related expenses, legal expenses related to litigation, and consulting fees compared to the corresponding period of 2004. The Company anticipates increased legal expenses as a result of its patent infringement lawsuit against Stratagene. As the Company moves towards consideration of FDA cleared or approved products, there will be increased expenses attributed to those activities.

INTEREST INCOME. Interest income for the three months ended March 31, 2005 was $0.3 million, compared to $0.1 million for the corresponding period of 2004. The increase in the three months ended March 31, 2005 was due to higher interest rates compared to 2004.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2005 and 2004 was approximately $0.1 million.

OTHER INCOME (EXPENSE): Other expense for the three months ended March 31, 2005 was $0.2 million, compared to other expense of $0.7 million for the three months ended March 31, 2004. The decrease in other expense was primarily due to the adjustment of foreign currency contracts and the related hedged asset to fair value at March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and an initial public offering. As of March 31, 2005, we had cash and cash equivalents and short-term investments of $64.5 million.

Net cash utilized by operations for the three months ended March 31, 2005 was $2.2 million, compared to net cash provided by operations of $1.7 million in the corresponding period in 2004. The decrease in cash from operations was due to an increase in operating losses.

      Net cash used in investing activities for the three months ended March 31, 2005 was $10,170, compared to net cash used by investing of $49,290, in the same period in 2004. The cash utilized during both comparative periods resulted from the purchase of equipment.

      Net cash provided by financing activities was $0.1 million in the three months ended March 31, 2005, compared to $0.4 million in the three months ended March 31, 2004. Cash provided by financing activities for the period ended March 31, 2005 consisted of proceeds from the sale of common stock of $0.1 million compared to $0.4 million in the corresponding period of 2004.

There have been no significant changes in our contractual obligations since December 31, 2004.

As of December 31, 2004 and March 31, 2005, a valuation allowance equal to 100% of our net deferred tax assets had been recognized since our future realization is not assured. At December 31, 2004, we had federal and state net operating loss carryforwards of approximately $113 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses and credits to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of the initial public offering in February 2001.

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

To reduce foreign exchange risk, we selectively use financial instruments. Our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies as a result of the sales of our products in foreign markets. Forward foreign exchange contracts are used to hedge against the effects of such fluctuations. Our policy prohibits the trading of financial instruments for profit. A discussion of our accounting policies for derivative financial instruments is included in the notes to the annual financial statements.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations;
customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the "Overview" section hereof and in the "Overview" and "Risk Factors" sections of our annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

      On September 15, 2004, Third Wave filed suit against Stratagene Corporation in the United States District Court for the Western District of Wisconsin. The complaint alleges patent infringement by Stratagene Corporation of at least several claims in each of the two Third Wave asserted patents concerning the Company's proprietary Invader technology. Discovery is currently underway and trial is scheduled for August 22, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      (a)   None

      (b) Use of Proceeds. Pursuant to our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission and declared effective February 9, 2001, (Registration No. 333-42694), we commenced our initial public offering of 7,500,000 registered shares of common stock, $0.001 par value, on February 9, 2001, at a price of $11.00 per share (the "Offering"). The Offering was completed on February 14, 2001, and all of the 7,500,000 shares were sold, generating gross proceeds of approximately $82,500,000. The managing underwriters for the Offering were Lehman Brothers Inc., CIBC World Markets, Dain Rauscher Incorporated, Robert W. Baird & Co. Incorporated, and Fidelity Capital Markets.

            In connection with the Offering, we incurred approximately $5.8 million in underwriting discounts and commissions, and approximately $1.9 million in other related expenses. The net offering proceeds to us, after deducting the foregoing expenses, were approximately $74.8 million.

            From the time of receipt through March 31, 2005, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $14.0 million for general corporate purposes, including working capital and research and development activities.

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

      (c)   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS.

Exhibits.

10.1 Employment Agreement between Maneesh Arora and Third Wave Technologies, Inc. dated May 10, 2005

10.2 Employment Agreement between Lander R. Brown and Third Wave Technologies, Inc. dated May 10, 2005.

10.3 Employment Agreement between Vecheslav A. Elagin and Third Wave Technologies, Inc. dated May 10, 2005.

10.4 Employment Agreement between Jacob Orville and Third Wave Technologies, Inc. dated May 10, 2005

31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32    Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THIRD WAVE TECHNOLOGIES, INC.

Date: May 10, 2005                   /s/ John Puisis
                                     -------------------------------------------
                                     John Puisis, CEO

Date: May 10, 2005                   /s/ James Herrmann
                                     -------------------------------------------
                                     James Herrmann, Principal Financial Officer