Form 10-Q
period 2005-06-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2005-08-09
CIK 1120438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED June 30, 2005 OR

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of August 5, 2005, was 41,059,769.

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS


                                                                                                                PAGE NO.
PART I FINANCIAL INFORMATION....................................................................................   3
    Item 1. Consolidated Financial Statements...................................................................   3
       Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004....................................   3
       Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004..........   4
       Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004....................   5
       Notes to Consolidated Financial Statements...............................................................   6
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............   9
    Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................................  12
    Item 4. Controls and Procedures.............................................................................  13
PART II OTHER INFORMATION.......................................................................................  13
    Item 1. Legal Proceedings...................................................................................  13
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........................................  13
    Item 3. Defaults Upon Senior Securities.....................................................................  14
    Item 4. Submission Of Matters To A Vote Of Security Holders.................................................  14
    Item 5. Other Information...................................................................................  14
    Item 6. Exhibits............................................................................................  14
SIGNATURES......................................................................................................  15
EXHIBITS........................................................................................................  16

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                                    JUNE 30, 2005         DECEMBER 31, 2004
                                                                                      UNAUDITED
ASSETS
Current assets:
  Cash and cash equivalents                                                         $  49,623,201           $  55,619,981
  Short-term investments                                                               11,870,000              11,070,000
  Receivables, net of allowance for doubtful accounts of $185,000
    and $300,000, respectively                                                          3,886,675               5,784,679
  Inventories                                                                           2,066,933               1,236,392
  Prepaid expenses and other                                                              495,014                 260,316
                                                                                    -------------           -------------
Total current assets                                                                   67,941,823              73,971,368
Equipment and leasehold improvements:
  Machinery and equipment                                                              15,534,371              15,832,489
  Leasehold improvements                                                                2,290,787               2,277,604
                                                                                    -------------           -------------
                                                                                       17,825,158              18,110,093
  Less accumulated depreciation                                                        12,573,820              12,139,423
                                                                                    -------------           -------------
                                                                                        5,251,338               5,970,670
                                                                                    -------------           -------------
Assets held for sale                                                                            0                 269,000
Intangible assets, net of accumulated amortization                                      3,393,996               4,146,372
Indefinite lived intangible assets                                                      1,007,411               1,007,411
Goodwill                                                                                  489,873                 489,873
Other long term assets                                                                  1,923,598               2,212,935
                                                                                    -------------           -------------
Total assets                                                                        $  80,008,039           $  88,067,629
                                                                                    =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $   8,712,554           $   6,519,005
  Accrued payroll and related liabilities                                               1,914,428               2,873,506
  Other accrued liabilities                                                             2,087,378               1,867,361
  Deferred revenue                                                                        279,799                 129,530
  Capital lease obligations                                                                99,353                  66,867
  Long-term debt due within one year                                                    9,848,272               9,614,127
                                                                                    -------------           -------------
Total current liabilities                                                              22,941,784              21,070,396
Long-term debt                                                                            844,502                 335,069
Deferred revenue - long term                                                              199,908                 254,434
 Capital lease obligations - long term                                                    226,215                 151,885
Other liabilities                                                                       4,295,266               3,520,948
Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value, 10,000,000
    shares authorized, 0 shares issued and outstanding                                          0                       0
  Common stock, $.001 par value, 100,000,000 shares authorized, 41,232,519 issued, 41,014,519 outstanding at June 30, 2005 and 41,102,764 shares
    issued and outstanding at December 31, 2004                                            41,233                  41,103
  Additional paid-in capital                                                          198,435,910             198,990,162
  Unearned stock compensation                                                            (427,638)               (554,293)
  Treasury stock, 218,000 shares were acquired at an average of
    $4.02 per share                                                                      (877,159)                      -
  Foreign currency translation adjustment                                                  36,511                  31,949
  Accumulated deficit                                                                (145,708,493)           (135,774,024)
                                                                                    -------------           -------------
Total shareholders' equity                                                             51,500,364              62,734,897
                                                                                    -------------           -------------
Total liabilities and shareholders' equity                                          $  80,008,039           $  88,067,629
                                                                                    =============           =============



          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                          --------------------------------        --------------------------------
                                                              2005                2004                2005                2004
                                                          ------------        ------------        ------------        ------------
Revenues:
     Product sales                                        $  5,574,109        $ 12,528,877        $ 12,488,385        $ 27,743,515
     License and royalty revenue                                89,763              54,988             182,846              95,629
     Grant revenue                                             107,642              48,402             226,526              68,732
                                                          ------------        ------------        ------------        ------------
Total revenues                                               5,771,514          12,632,267          12,897,757          27,907,876
                                                          ------------        ------------        ------------        ------------
Operating expenses:
     Cost of goods sold
        Product cost of goods sold                           1,313,230           3,152,096           2,851,909           6,751,856
        Intangible and long term asset amortization            498,194             541,561             959,590           1,112,657
                                                          ------------        ------------        ------------        ------------
     Total cost of goods sold                                1,811,424           3,693,657           3,811,499           7,864,513

     Research and development                                2,040,159           3,027,310           4,505,538           5,700,186
     Selling and marketing                                   3,181,569           2,696,218           6,546,063           5,320,991
     General and administrative                              4,267,698           3,212,214           8,046,959           5,569,605
     Impairment charge                                         202,707             758,716             202,707             758,716
                                                          ------------        ------------        ------------        ------------
Total operating expenses                                    11,503,557          13,388,115          23,112,766          25,214,011
                                                          ------------        ------------        ------------        ------------
Income (loss) from operations                               (5,732,043)           (755,848)        (10,215,009)          2,693,865
Other income (expense):
     Interest income                                           393,338             142,758             740,338             269,948
     Interest expense                                          (95,376)            (58,755)           (184,762)           (115,749)
     Other                                                     (79,849)            566,115            (275,036)           (105,371)
                                                          ------------        ------------        ------------        ------------
Other income                                                   218,113             650,118             280,540              48,828
                                                          ------------        ------------        ------------        ------------
Net income (loss)                                         $ (5,513,930)       $   (105,730)       $ (9,934,469)       $  2,742,693
                                                          ============        ============        ============        ============

Net income (loss) per share - basic                       $      (0.13)       $      (0.00)       $      (0.24)       $       0.07
                                                          ============        ============        ============        ============
Net income (loss) per share - diluted                     $      (0.13)       $      (0.00)       $      (0.24)       $       0.07
                                                          ============        ============        ============        ============
Weighted average shares outstanding
       Basic                                                41,087,554          40,325,351          41,105,285          40,201,932
                                                          ============        ============        ============        ============
       Diluted                                              41,087,554          40,325,351          41,105,285          41,874,808
                                                          ============        ============        ============        ============


          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                   --------------------------------
                                                                                       2005                2004
                                                                                   ------------        ------------
OPERATING ACTIVITIES:
Net income (loss)                                                                  $ (9,934,469)       $  2,742,693
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                                                      1,089,694           1,495,201
   Amortization of intangible assets                                                    752,376             752,376
   Noncash stock compensation                                                          (777,184)            544,178
    Impairment charge and loss on disposal of equipment                                 211,403             870,058
   Changes in operating assets and liabilities:
     Receivables                                                                      1,902,566          (1,167,549)
     Inventories                                                                       (830,541)           (528,742)
     Prepaid expenses and other assets                                                 (152,575)           (137,050)
     Accounts payable                                                                 2,193,549             697,651
     Accrued expenses and other liabilities                                              35,257            (554,192)
     Deferred revenue                                                                    95,743           5,575,576
                                                                                   ------------        ------------
Net cash provided by (used in) operating activities                                  (5,414,181)         10,290,200

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                                      (150,436)           (206,934)
Proceeds on sale of equipment                                                           193,231              58,020
Purchases of short-term investments                                                    (800,000)                  0
                                                                                   ------------        ------------
Net cash used in investing activities                                                  (757,205)           (148,914)

FINANCING ACTIVITIES:
Proceeds of long-term debt                                                              800,000             200,000
Payments on long-term debt                                                              (56,422)                  0
Payment on capital lease obligations                                                    (41,530)                  0
Proceeds from issuance of common stock, net                                             349,717             840,580
Repurchase of stock                                                                    (877,159)                  0
                                                                                   ------------        ------------
Net cash provided by financing activities                                               174,606           1,040,580
                                                                                   ------------        ------------
Net increase (decrease) in cash and cash equivalents                                 (5,996,780)         11,181,866
Cash and cash equivalents at beginning of period                                     55,619,981          47,015,746
                                                                                   ------------        ------------
Cash and cash equivalents at end of period                                         $ 49,623,201        $ 58,197,612
                                                                                   ============        ============

During the six months ended June 30, 2005, the Company entered into capital lease obligations of $148,346.


          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

(2) Net Income (Loss) Per Share

In accordance with accounting principles generally accepted in the United States, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net income (loss) per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the three and six months ended June 30, 2005 and three months ended June 30, 2004 because they are anti-dilutive.

The following table presents the calculation of basic and diluted net income
(loss) per share:

                                                              THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                               2005                2004                 2005                2004
                                                               ----                ----                 ----                ----
Numerator:
       Net income (loss)                                   $ (5,513,930)       $   (105,730)       $ (9,934,469)       $  2,742,693
Denominator
       Weighted average shares outstanding - basic           41,087,554          40,325,351          41,105,285          40,201,932
       Dilutive securities - stock options                          N/A                 N/A                 N/A           1,672,876
       Weighted average shares outstanding - diluted         41,087,554          40,325,351          41,105,285          41,874,808
Basic net income (loss) per share                          $      (0.13)       $      (0.00)       $      (0.24)       $       0.07
Dilutive net income (loss) per share                       $      (0.13)       $      (0.00)       $      (0.24)       $       0.07

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, our SFAS No. 123 pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                        2005             2004             2005              2004
                                                                        ----             ----             ----              ----
Net income (loss), as reported                                     $ (5,513,930)    $   (105,730)    $ (9,934,469)    $  2,742,693
  Add: Stock-based compensation, as reported                           (362,720)         311,617         (777,184)         544,178
  Less: Stock-based compensation, using fair value method            (1,275,716)      (1,145,183)      (2,339,730)      (2,199,126)
  Less: Stock-based compensation, related to the employee stock
  purchase plan determined under SFAS No. 123                           (95,847)        (151,017)         (95,847)        (151,017)
                                                                   ------------     ------------     ------------     ------------
Pro forma net income (loss)                                        $ (7,248,213)    $ (1,090,313)    $(13,147,230)    $    936,728
                                                                   ============     ============     ============     ============
Net income (loss) per share, basic, as reported                    $      (0.13)    $      (0.00)    $      (0.24)    $       0.07
Net income (loss) per share, diluted, as reported                  $      (0.13)    $      (0.00)    $      (0.24)    $       0.07
Pro forma net income (loss) per share, basic                       $      (0.18)    $      (0.03)    $      (0.32)    $       0.02
Pro forma net income (loss) per share, diluted                     $      (0.18)    $      (0.03)    $      (0.32)    $       0.02

        As described in Note 2 of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2004, the Financial Accounting Standards Board recently issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

(4) Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                                     JUNE 30,            DECEMBER 31,
                                                       2005                  2004
                                                   -----------           -----------
Raw materials                                      $ 1,616,185           $ 1,318,771
Finished goods and work in process                   1,135,748               567,621
Reserve for excess and obsolete inventory             (685,000)             (650,000)
                                                   -----------           -----------
Total inventories                                  $ 2,066,933           $ 1,236,392
                                                   ===========           ===========

(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                JUNE 30,                               JUNE 30,
                                        2005                2004               2005                2004
                                        ----                ----               ----                ----
Cost of goods sold                   $  (7,231)          $   4,879          $ (12,980)          $   9,961
Research and development              (241,232)            272,610           (501,082)            350,945
Selling and marketing                  (17,301)                485             12,407              68,486
General and administrative             (96,956)             33,643           (275,529)            114,786
                                     ---------           ---------          ---------           ---------
   Total stock compensation          $(362,720)          $ 311,617          $(777,184)          $ 544,178
                                     ---------           ---------          ---------           ---------

(6) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  JUNE 30,                                   JUNE 30,
                                                         2005                  2004                  2005                  2004
                                                         ----                  ----                  ----                  ----
Net income (loss)                                    $(5,513,930)          $  (105,730)          $(9,934,469)          $ 2,742,693
Other comprehensive income (loss):
   Foreign currency translation adjustments                5,416                (1,179)                4,562                   171
                                                     -----------           -----------           -----------           -----------
Comprehensive income (loss)                          $(5,508,514)          $  (106,909)          $(9,929,907)          $ 2,742,864
                                                     ===========           ===========           ===========           ===========

(7) Derivative Instruments

We sell products in a number of countries throughout the world. In the quarters ended June 30, 2005 and 2004, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. There were no contracts outstanding at June 30, 2005. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded in earnings.

(8) Amortizable Intangible Assets

Amortizable intangible assets consist of the following:

                                                                 JUNE 30, 2005                         DECEMBER 31, 2004
                                                      ---------------------------------------------------------------------------
                                                         GROSS                                     GROSS
                                                        CARRYING           ACCUMULATED           CARRYING            ACCUMULATED
                                                         AMOUNT           AMORTIZATION            AMOUNT             AMORTIZATION
                                                      -----------         ------------          -----------          ------------
Costs of settling patent litigation                   $10,533,248          $ 7,139,252          $10,533,248          $ 6,386,876
Reacquired marketing and distribution rights            2,211,111            2,211,111            2,211,111            2,211,111
Customer agreements                                        38,000               38,000               38,000               38,000
                                                      -----------          -----------          -----------          -----------
   Total                                              $12,782,359          $ 9,388,363          $12,782,359          $ 8,635,987
                                                      ===========          ===========          ===========          ===========

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

The following table shows the changes in the restructuring accrual since December 31, 2004. The remaining restructuring balance of $1.0 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid over the lease term through 2011. The current portion of the accrual is included in other accrued liabilities on the balance sheets and the remainder is included in other long-term liabilities.

Accrued restructuring balance at December 31, 2004                $  1,116,848
Payments made                                                          (78,311)
                                                                  ------------
Accrued restructuring balance at June 30, 2005                    $  1,038,537
                                                                  ------------

(10) Shareholder's Equity

The Board of Directors has authorized a program for the repurchase by the Company of up to 5% of its outstanding common stock. Third Wave has repurchased 218,000 shares of common stock as of June 30, 2005 for $877,159.


(11) Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

                         THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the "Forward-Looking Statements" section of this Form 10-Q.

OVERVIEW

Third Wave Technologies, Inc. is a leading molecular diagnostics company. We believe our proprietary Invader(R) chemistry, a novel, proprietary molecular chemistry is easier to use, more accurate and cost-effective, and enables higher testing throughput. These and other advantages conferred by our chemistry are enabling us to provide clinicians and researchers with superior molecular solutions.

More than 110 clinical laboratory customers are using Third Wave's molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.

Third Wave markets a growing number of products including analyte-specific reagents (ASRs). These ASRs allow certified clinical reference laboratories to create assays to test for hepatitis C virus, cystic fibrosis and other inherited disorders, including the Factor V Leiden and a host of other mutations associated with cardiovascular and other diseases. The Company has developed and plans to continue to develop a menu of molecular diagnostic products for clinical applications that include genetic testing, pharmacogenetics, oncology/chromosomal analysis, and infectious disease/women's health. The Company also has a number of other Invader(R) products including those for research, agricultural and other applications.

Our financial results may vary significantly from quarter to quarter due to fluctuations in the demand for our products, timing of new product introductions and deliveries made during the quarter, the timing of research, development and grant revenues, and increases in spending, including expenses related to our product development. As a result, annual financial results are more indicative of the Company's performance than quarterly results and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

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

RESTRUCTURING AND OTHER CHARGES.

The restructuring and other charges resulting from the restructuring plan in the third quarter of 2002 have been recorded in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", Staff Accounting Bulletin No. 100, "Restructuring and Impairment

Charges," and Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The restructuring charge was comprised primarily of costs to consolidate facilities, impairment charges for abandoned leasehold improvements and equipment to be sold or abandoned, prepayment penalties related mainly to capital lease obligations on equipment to be sold or abandoned, and other costs related to the restructuring. The remaining accrued restructuring balance is for rent payments on a non-cancelable lease, net of estimated sublease income. In calculating the cost to consolidate the facilities, we estimated the future lease and operating costs to be paid until the leases are terminated and the amount, if any, of sublease receipts for each location. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on the lease termination payments, operating costs until terminated, and the offsetting sublease receipts may turn out to be incorrect and our actual cost may be materially different from our estimates.

LONG-LIVED ASSETS--IMPAIRMENT

Equipment, leasehold improvements and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, if the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. For assets removed from service and held for sale, we estimate the fair market value of such assets and record an adjustment if fair value less costs to sell is lower than carrying value. In the quarters ended June 30, 2005 and June 30, 2004, we recorded an impairment charge on certain equipment of $0.2 million and $0.8 million, respectively.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under SFAS No. 142, "Goodwill and Other Intangible Assets." The annual impairment tests are completed in the quarter ended September 30.

DERIVATIVE INSTRUMENTS

We sell products in a number of countries throughout the world. During 2005 and 2004, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were no contracts outstanding at June 30, 2005. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded in earnings.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At June 30, 2005, our inventory reserves were at $0.7 million, or 25% of our $2.8 million total gross inventories.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004

REVENUES. Revenues for the three months ended June 30, 2005 of $5.8 million represented a decrease of $6.8 million, compared to revenues of $12.6 million for the corresponding period of 2004. Revenues for the six months ended June 30, 2005 of $12.9 million represented a decrease of $15 million, compared to revenues of $27.9 million for the corresponding period of 2004.

Product revenues decreased to $5.6 million for the quarter ended June 30, 2005, from $12.5 million in the quarter ended June 30, 2004. Product revenues decreased to $12.5 million for the six months ended June 30, 2005, from $27.7 million in the six months ended June 30, 2004. The decrease in product sales during the three and six months ending June 30, 2005 was primarily due to a decrease in sales of genomic research product to a major Japanese research institute partially offset by an increase in clinical molecular diagnostic sales compared to the corresponding periods of 2004. As we continue to develop and expand our line of molecular diagnostic products, we expect our molecular diagnostic revenues to increase.

Significant Customer. We generated $3.5 million, or 27% of our revenues, from sales to a major Japanese research institute for use by several end-users during the six months ended June 30, 2005, compared to $19.1 million, or 69% of our revenues during the six months ended June 30, 2004. We believe this customer will continue to purchase Company products. However, the timing and amount of such purchases will be influenced by the Japanese government funding process and other factors beyond the Company's control, as a result of which the timing and amount of such purchases are unpredictable and unknown to Third Wave.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended June 30, 2005, cost of goods sold decreased to $1.8 million, compared to $3.7 million for the corresponding period of 2004. For the six months ended June 30, 2005, cost of goods sold decreased to $3.8 million, compared to $7.9 million for the corresponding period of 2004. The decrease in the six month period was primarily due to the decrease in sales volume. We expect gross margin to improve as molecular diagnostic revenues increase.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended June 30, 2005 were $2.0 million, compared to $3.0 million for the three months ended June 30, 2004. Research and development expenses for the six months ended June 30, 2005 were $4.5 million, compared to $5.7 million for the six months ended June 30, 2004. The decrease in research and development expenses was primarily due to a decrease in personnel related expenses. We will continue to invest in research and development, and expenditures in this area may increase as we expand our product development efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended June 30, 2005 were $3.2 million, an increase of $0.5 million, compared to $2.7 million for the corresponding period of 2004. Selling and marketing expenses for the six months ended June 30, 2005 were $6.5 million, an increase of $1.2 million, compared to $5.3 million for the corresponding period of 2004. The increase in selling and marketing expenses was due to an increase in personnel related expenses compared to the same period in 2004. We anticipate selling and marketing expenses to continue to be at or above 2004 levels for the remainder of 2005 and beyond.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $4.3 million in the three months ended June 30, 2005, from $3.2 million for the corresponding period in 2004. General and administrative expenses increased to $8.0 million in the six months ended June 30, 2005, from $5.6 million for the corresponding period in 2004. The increase in general and administrative expenses was primarily due to an increase in legal expenses as a result of the patent infringement lawsuit against Stratagene. The Company anticipates a continued high level legal expenses until the lawsuit is resolved. As the Company moves towards consideration of FDA cleared or approved products, there will be increased expenses attributed to these activities.

IMPAIRMENT. In the three and six months ended June 30, 2005 an impairment charge of $0.2 million was recorded for the loss on equipment that was sold, compared to $0.8 million for the three and six months ended June 30, 2004 for equipment written down to fair value.

INTEREST INCOME. Interest income for the three months ended June 30, 2005 was $0.4 million, compared to $0.1 million for the corresponding period of 2004. Interest income for the six months ended June 30, 2005 was $0.7 million compared to $0.3 million in the six months ended June 30, 2004. The increase in interest income was due to higher interest rates compared to 2004.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2005 and 2004 was approximately $0.1 million. Interest expense for the six months ended June 30, 2005 was $0.2 million compared to $0.1 million in the corresponding period of 2004.

OTHER INCOME (EXPENSE): Other expense for the three months ended June 30, 2005 was $0.1 million, compared to other income of $0.6 million for the three months ended June 30, 2004. Other expense for the six months ended June 30, 2005 was $0.3 million, compared to other expense of $0.1 million for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, product sales, a convertible note and an initial public offering. As of June 30, 2005, we had cash and cash equivalents and short-term investments of $61.5 million.

Net cash used in operations for the six months ended June 30, 2005 was $5.4 million, compared to net cash provided by operations of $10.3 million in the corresponding period in 2004. The decrease in cash provided by operations was primarily due to an increase in operating losses, as a result of decreased revenue and increased legal expenses due to the patent infringement lawsuit against Stratagene.

Net cash used in investing activities for the six months ended June 30, 2005 was $0.8 million, compared $0.1 million in the corresponding period in 2004. Investing activities included capital expenditures of $0.2 million in the six months ended June 30, 2005 and 2004. Investing activities included proceeds from the sale of equipment of $0.2 million in the six months ended June 30, 2005, compared to $0.1 million in the corresponding period in 2004. Investing activities in the six months ended June 30, 2005 also included a net cash usage of $0.8 million to purchase short-term investments.

Net cash provided by financing activities was $0.2 million in the six months ended June 30, 2005, compared to $1.0 million in the six months ended June 30, 2004. Cash provided by financing activities in the six months ending June 30, 2005 consisted of proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans of $0.3 million compared to $0.8 million in the corresponding period of 2004. In the six months ended June 30, 2005, there was $0.8 million of proceeds from long-term debt compared to $0.2 million in the six months ended June 30, 2004. Additionally, in the six months ended June 30, 2005, $0.9 million was used to repurchase 218,000 shares of company stock, $56,000 was used to repay debt, and $42,000 for capital lease obligations. The Company has a $9,500,000 note payable with a bank due on August 14, 2005, bearing annual interest at 3.36%. The Company intends to renew this term note upon expiration. The Company also entered into three additional notes payable in the original amounts of $200,000, $270,000, and $800,000. The notes have a final maturity date of July 1, 2007, October 1, 2009, and July 1, 2008, bear annual interest at 4.25%, 4.93%, and 5.2%, respectively, and require monthly principal and interest payments. The borrowings under the notes payable are secured by short-term investments consisting of certificates of deposit, of $10,570,000. The Company has an available and unused $1,300,000 letter of credit with the same bank that expires on September 1, 2005.

The Company believes that its current cash reserves together with its ability to establish borrowing arrangements will be sufficient to support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures). However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

        -       our progress with our research and development programs;

        -       our level of success in selling our products and technologies;

        - our ability to establish and maintain successful collaborative relationships;

        - the costs we incur in enforcing and defending our patent claims and other intellectual property rights; and

        -       the timing of purchases of additional capital expenditures.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the "Overview" section of this Form 10-Q and in the "Overview" and "Risk Factors" sections of our annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

        On May 6, 2005, Stratagene Corporation filed suit against Third Wave in the United States District Court for the District of Delaware. The complaint alleges patent infringement by Third Wave of claims of two Stratagene patents. The complaint, which does not specify any allegedly infringing products, has not been served on Third Wave as of the date of this filing.


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

        From the time of receipt through June 30, 2005, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $14.0 million for general corporate purposes, including working capital and research and development activities.

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

(c)  Unregistered Sales of Equity Securities.

                     ISSUER PURCHASES OF EQUITY SECURITIES

 -----------------------------------------------------------------------------------------------------------------------------------
                                                                        (C) TOTAL NUMBER OF SHARES
                                    (A) TOTAL NUMBER    (B) AVERAGE        PURCHASED AS PART OF
                                        OF SHARES      PRICE PAID PER   PUBLICLY ANNOUNCED PLANS OR    (D) MAXIMUM NUMBER OF SHARES
 PERIOD                                 PURCHASED          SHARE               PROGRAMS (1)              THAT MAY YET BE PURCHASED
 -----------------------------------------------------------------------------------------------------------------------------------
        April 1 - April 30, 2005                 0            $0.00                             0                         2,024,184

 -----------------------------------------------------------------------------------------------------------------------------------
           May 1 -  May 31, 2005           218,000            $4.02                       218,000                         1,806,184

 -----------------------------------------------------------------------------------------------------------------------------------
          June 1 - June 30, 2005                 0            $0.00                             0                         1,806,184

 -----------------------------------------------------------------------------------------------------------------------------------
                          Total:           218,000            $4.02                       218,000
 -----------------------------------------------------------------------------------------------------------------------------------

(1) Shares were repurchased under a program announced on July 27, 2004 under which the Company may repurchase up to 5% of its outstanding common stock. The program expires on December 31, 2005 but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        At the Annual Meeting of Shareholders held on June 14, 2005, Lionel Sterling was elected to serve a three-year term expiring 2008. The voting on this matter was as follows:

Director                         Votes FOR               Votes WITHHELD
Lionel Sterling                  39,119,048                  315,137

In addition to Mr. Sterling, the term of office of each of the following directors continued after the meeting: Gordon F. Brunner, Sam Eletr, John Neis, Lance Fors, John J. Puisis and David A. Thompson.

As reported in the Form 8-K filed by the Company on June 6, 2005, following the mailing date of the proxy statement for the 2005 Annual Meeting of Shareholders, the Company appointed Grant Thornton, LLP as the Company's independent public accounting firm for the 2005 fiscal year. Due to the appointment of Grant Thornton, LLP, the proposal to ratify the appointment of Ernst & Young LLP as the Company's independent public accounting firm for the 2005 fiscal year was tabled and not voted on.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS

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

                                 THIRD WAVE TECHNOLOGIES, INC.

    Date: August 9, 2005             /s/ John Puisis
                                     ----------------------------
                                     John Puisis, CEO

    Date: August 9, 2005             /s/ James Herrmann
                                     ----------------------------
                                     James Herrmann, Principal Financial Officer