Form 10-Q
period 2005-09-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2005-11-07
CIK 1120438

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of November 4, 2005, was 41,236,377.

================================================================================

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                                                                     PAGE NO.

PART I FINANCIAL INFORMATION..........................................................................................   3
   Item 1. Consolidated Financial Statements..........................................................................   3
     Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.......................................   3
     Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004............   4
     Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004......................   5
     Notes to Consolidated Financial Statements.......................................................................   6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......................   9
   Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................................  13
   Item 4. Controls and Procedures....................................................................................  14
PART II OTHER INFORMATION.............................................................................................  14
   Item 1. Legal Proceedings..........................................................................................  14
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds................................................  14
   Item 3. Defaults Upon Senior Securities............................................................................  16
   Item 4. Submission Of Matters To A Vote Of Security Holders........................................................  16
   Item 5. Other Information..........................................................................................  16
   Item 6. Exhibits...................................................................................................  16
SIGNATURES............................................................................................................  17
EXHIBITS

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                         Consolidated Balance Sheets


                                                                    September 30, 2005       December 31, 2004
                                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $  42,431,168            $  55,619,981
  Short-term investments                                                 11,835,000               11,070,000
  Receivables, net of allowance for doubtful accounts
    of $185,000 and $300,000 at September 30, 2005
    and December 31, 2004, respectively                                   3,642,717                5,784,679
  Inventories                                                             2,234,084                1,236,392
  Prepaid expenses and other                                                650,148                  260,316
                                                                      -------------            -------------
Total current assets                                                     60,793,117               73,971,368

Equipment and leasehold improvements:
  Machinery and equipment                                                15,453,981               15,832,489
  Leasehold improvements                                                  2,347,093                2,277,604
                                                                      -------------            -------------
                                                                         17,801,074               18,110,093
  Less accumulated depreciation                                          12,792,956               12,139,423
                                                                      -------------            -------------
                                                                          5,008,118                5,970,670
                                                                      -------------            -------------

Assets held for sale                                                              -                  269,000
Intangible assets, net of accumulated amortization                        3,017,808                4,146,372
Indefinite lived intangible assets                                        1,007,411                1,007,411
Goodwill                                                                    489,873                  489,873
Other long term assets                                                    1,857,730                2,212,935
                                                                      -------------            -------------

Total assets                                                          $  72,174,057            $  88,067,629
                                                                      =============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $   6,169,092            $   6,519,005
  Accrued payroll and related liabilities                                 1,936,319                2,873,506
  Other accrued liabilities                                               3,286,377                1,867,361
  Deferred revenue                                                          213,269                  129,530
  Capital lease obligation                                                  104,095                   66,867
  Long-term debt due within one year                                      9,873,800                9,614,127
                                                                      -------------            -------------
Total current liabilities                                                21,582,952               21,070,396

Long-term debt                                                              749,356                  335,069
Deferred revenue - long term                                                172,645                  254,434
Capital lease obligations - long term                                       209,283                  151,885
Other liabilities                                                         4,581,460                3,520,948

Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value,
   10,000,000 shares authorized, 0 shares issued and outstanding                  -                        -
  Common stock, $.001 par value, 100,000,000 shares authorized,
   41,370,234 shares issued, 41,152,234 shares outstanding at
  September 30, 2005 and 41,102,764 shares issued and outstanding
   at December 31, 2004                                                      41,370                   41,103
  Additional paid-in capital                                            199,073,727              198,990,162
  Unearned stock compensation                                              (312,277)                (554,293)
  Treasury stock - 218,000 shares acquired at an average price
   of $4.02 per share                                                      (877,159)                       -
  Foreign currency translation adjustment                                    41,136                   31,949
  Accumulated deficit                                                  (153,088,436)            (135,774,024)
                                                                      -------------            -------------
Total shareholders' equity                                               44,878,361               62,734,897
                                                                      -------------            -------------

Total liabilities and shareholders' equity                            $  72,174,057            $  88,067,629
                                                                      =============            =============



          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)




                                                      Three Months Ended:                  Nine Months Ended:
                                                          September 30,                       September 30,
                                                    2005             2004              2005               2004
                                                ------------      ------------      ------------      ------------
Revenues:
  Clinical product sales                          $  4,031,766      $  3,828,240      $ 11,407,180      $ 10,284,198
  Research product sales                             1,039,569         6,496,157         6,152,540        27,783,714
  License and royalty revenue                           89,763            71,492           272,609           167,121
  Grant revenue                                         61,293            83,138           287,819           151,870
                                                  ------------      ------------      ------------      ------------

Total revenues                                       5,222,391        10,479,027        18,120,148        38,386,903
                                                  ------------      ------------      ------------      ------------

Operating expenses:
  Cost of goods sold
  Product cost of goods sold                         1,108,385         1,813,702         3,960,294         8,565,560
  Intangible and long-term asset amortization          468,035           521,505         1,427,625         1,634,160
                                                  ------------      ------------      ------------      ------------
  Total cost of goods sold                           1,576,420         2,335,207         5,387,919        10,199,720

  Research and development                           2,063,762         3,026,445         6,569,300         8,726,631
  Selling and marketing                              3,662,014         2,370,231        10,208,077         7,691,222
  General and administrative                         5,600,641         2,863,852        13,647,600         8,433,456
  Impairment charge                                          -                 -           202,707           758,716
                                                  ------------      ------------      ------------      ------------

Total operating expense                             12,902,837        10,595,735        36,015,603        35,809,745
                                                  ------------      ------------      ------------      ------------

Income (loss) from operations                       (7,680,446)         (116,708)      (17,895,455)        2,577,158

Other income (expense):
  Interest income                                      459,704           210,997         1,200,042           480,945
  Interest expense                                    (128,516)          (74,030)         (313,278)         (189,779)
  Other                                                (30,685)            4,015          (305,721)         (101,357)
                                                  ------------      ------------      ------------      ------------
Total other income (expense)                           300,503           140,982           581,043           189,809

Net income (loss)                                 $ (7,379,943)     $     24,274      $(17,314,412)     $  2,766,967

Net income (loss) per share - basic               $      (0.18)     $       0.00      $      (0.42)     $       0.07
Net income (loss) per share - diluted             $      (0.18)     $       0.00      $      (0.42)     $       0.07
Weighted average shares outstanding
  Basic                                             41,073,652        40,521,411        41,094,740        40,309,084
  Diluted                                           41,073,652        42,509,345        41,094,740        42,070,075



          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                    Nine Months Ended September 30,
                                                                        2005              2004
OPERATING ACTIVITIES:
Net income (loss)                                                   $(17,314,412)     $  2,766,967
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                        1,596,997         2,103,010
  Amortization of intangible assets                                    1,128,564         1,128,564
  Noncash stock compensation                                            (354,827)        1,329,404
  Impairment charge and loss on disposal of equipment                    208,731           870,058
  Changes in operating assets and liabilities:
    Receivables                                                        2,084,109        (1,658,382)
    Inventories                                                         (997,692)          124,122
    Prepaid expenses and other assets                                   (266,647)          121,605
    Accounts payable                                                    (349,913)          629,801
    Accrued expenses and other liabilities                             1,542,341           161,368
    Deferred revenue                                                       1,950           421,237
                                                                    ------------      ------------
Net cash provided by (used in) operating activities                  (12,720,799)        7,997,754

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                       (307,185)         (532,601)
Proceeds on sale of equipment                                            197,287            65,020
Purchases of short-term investments                                  (11,835,000)      (11,070,000)
Sales and maturities of short-term investments                        11,070,000        10,800,000
                                                                    ------------      ------------
Net cash used in investing activities                                   (874,898)         (737,581)

FINANCING ACTIVITIES:
Proceeds of long-term debt                                               800,000           470,000
Payments on long-term debt                                              (126,040)          (10,399)
Payment on capital lease obligations                                     (70,591)                -
Proceeds from common stock, net                                          680,674         1,332,168
Repurchase of stock                                                     (877,159)                -
                                                                    ------------      ------------
Net cash provided by financing activities                                406,884         1,791,769

Net increase (decrease) in cash and cash equivalents                 (13,188,813)        9,051,942

Cash and cash equivalents at beginning of period                      55,619,981        47,015,746

Cash and cash equivalents at end of period                          $ 42,431,168      $ 56,067,688




During the nine months ended September 30, 2005, the Company entered into capital lease obligations of $165,217.



          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

(2) Net Income (Loss) Per Share

In accordance with accounting principles generally accepted in the United States, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net income (loss) per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the three and nine months ended September 30, 2005 because they are anti-dilutive.

The following table presents the calculation of basic and diluted net income
(loss) per share:


                                                      THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                           2005              2004             2005              2004
                                                      ------------      -------------     -------------     ------------
Numerator:
    Net income (loss)                                 $ (7,379,943)     $     24,274      $(17,314,412)     $  2,766,967
Denominator
    Weighted average shares outstanding - basic         41,073,652        40,521,411        41,094,740        40,309,084
    Dilutive securities - stock options                        N/A         1,987,934               N/A         1,760,991
    Weighted average shares outstanding - diluted       41,073,652        42,509,345        41,094,740        42,070,075
Basic net income (loss) per share                     $      (0.18)     $      (0.00)     $      (0.42)     $       0.07
Dilutive net income (loss) per share                  $      (0.18)     $      (0.00)     $      (0.42)     $       0.07


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

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, our SFAS No. 123 pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                          THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                2005               2004            2005                2004
                                                          --------------      -----------     --------------      -------------
Net income (loss), as reported                            $   (7,379,943)     $   24,274      $  (17,314,412)     $   2,766,967
  Add: Stock-based compensation, as reported                     422,357         785,226            (354,827)         1,329,404
  Less: Stock-based compensation, using fair value
   method                                                     (1,217,295)       (814,730)         (3,557,025)       (3,013,856)
  Less: Stock-based compensation, related to the
   employee stock purchase plan determined under SFAS
   No. 123                                                           -0-             -0-             (95,847)          (151,017)
                                                          --------------      ----------      --------------      -------------
Pro forma net income (loss)                               $   (8,174,881)     $   (5,230)     $  (21,322,111)           931,498
                                                          ==============      ==========      ==============      =============
Net income (loss) per share, basic, as reported           $        (0.18)     $    (0.00)     $        (0.42)     $        0.07
Net income (loss) per share, diluted, as reported         $        (0.18)     $    (0.00)     $        (0.42)     $        0.07
Pro forma net income (loss) per share, basic              $        (0.20)     $    (0.00)     $        (0.52)     $        0.02
Pro forma net income (loss) per share, diluted            $        (0.20)     $    (0.00)     $        (0.52)     $        0.02


    As described in Note 2 of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2004, the Financial Accounting Standards Board recently issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

(4) Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:


                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2005               2004
                                                           --------------    ----------
Raw materials                                              $   1,630,456       $  1,318,771
Finished goods and work in process                             1,363,628            567,621
Reserve for excess and obsolete inventory                       (760,000)          (650,000)
                                                           -------------       ------------
Total inventories                                          $   2,234,084       $  1,236,392
                                                           =============       ============


(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:


                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                             2005             2004             2005             2004
                                         ------------     -----------      ------------    -------------
Cost of goods sold                       $     40,143     $    47,731      $     27,163    $      57,692
Research and development                        1,969         419,025          (499,113)         769,970
Selling and marketing                          33,150             188            45,557           68,674
General and administrative                    347,095         318,282            71,566          433,068
                                         ------------     -----------      ------------    -------------
  Total stock compensation               $    422,357     $   785,226      $   (354,827)   $   1,329,404
                                         ------------     -----------      ------------    -------------


(6) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                         2005             2004             2005              2004
                                                     --------------    -----------    --------------   -------------
Net income (loss)                                    $  (7,379,943)    $   24,274      $(17,314,412)    $   2,766,967
Other comprehensive income (loss):
  Foreign currency translation adjustments                   4,625         (1,945)             9,187           (1,774)
                                                     -------------     ----------      -------------    -------------
Comprehensive income (loss)                          $  (7,375,318)    $   22,329      $ (17,305,225)   $   2,765,193
                                                     =============     ==========      =============    =============

(7) Derivative Instruments

We sell products in a number of countries throughout the world. In the quarters ended September 30, 2005 and 2004, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with foreign currency collections in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses, which arise when collections in a foreign currency are received after the asset is generated. There were no contracts outstanding at September 30, 2005. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded in earnings.

(8) Amortizable Intangible Assets

Amortizable intangible assets consist of the following:


                                                               SEPTEMBER 30, 2005                        DECEMBER 31, 2004
                                                   --------------------------------------------------------------------------------
                                                           GROSS                                    GROSS
                                                         CARRYING            ACCUMULATED          CARRYING            ACCUMULATED
                                                          AMOUNT            AMORTIZATION           AMOUNT            AMORTIZATION
                                                      -------------         ------------       -------------         ------------
Costs of settling patent litigation                   $   10,533,248        $   7,515,440      $   10,533,248        $   6,386,876
Reacquired marketing and distribution rights               2,211,111            2,211,111           2,211,111            2,211,111
Customer agreements                                           38,000               38,000              38,000               38,000
                                                      --------------        -------------      --------------        -------------
  Total                                               $   12,782,359        $   9,764,551      $   12,782,359        $   8,635,987
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

Accrued restructuring balance at December 31, 2004              $  1,116,848

Payments made                                                      (118,768)
                                                                ------------
Accrued restructuring balance at September 30, 2005             $   998,080
                                                                ------------

(10)  Shareholder's Equity

The Board of Directors has authorized a program for the repurchase by the Company of up to 5% of its outstanding common stock. Third Wave has repurchased 218,000 shares of common stock as of September 30, 2005 for $877,159.

(11)  Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the discussion below under the caption "Forward-Looking Statements".

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

More than 120 clinical laboratory customers are using Third Wave's products. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.

Third Wave markets a growing number of products including analyte-specific reagents (ASRs). These ASRs allow certified clinical reference laboratories to create assays to test for hepatitis C virus, human papillomavirus, cystic fibrosis and other inherited disorders, including the Factor V Leiden and a host of other mutations associated with cardiovascular and other diseases. The Company recently received FDA clearance of its UGT1A1 pharmacogenetic test, which is designed to detect mutations associated with adverse reaction to the chemotherapy Camptosar. The Company has developed and plans to continue to develop a menu of molecular diagnostic products for clinical applications that include genetics/pharmacogenetics, oncology/chromosomal analysis, and infectious disease/women's health. The Company also has a number of other Invader(R) products for research, agricultural and other applications.

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

LONG-LIVED ASSETS--IMPAIRMENT

Equipment, leasehold improvements and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, if the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. For assets removed from service and held for sale, we estimate the fair market value of such assets and record an adjustment if fair value less costs to sell is lower than carrying value. In the nine months ended September 30, 2005 and September 30, 2004, we recorded an impairment charge on certain equipment of $0.2 million and $0.8 million, respectively.

    Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under SFAS No. 142, "Goodwill and Other Intangible Assets." The annual impairment tests are completed in the quarter ended September 30. In the quarter ended September 30, 2005, the annual impairment test was performed and based on the analysis, it was determined that there was no impairment of goodwill or intangible assets with indefinite lives.

DERIVATIVE INSTRUMENTS

We sell products in a number of countries throughout the world. During 2005 and 2004, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Simultaneous with such sales and purchase order commitments, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of transaction gains and losses. There were no contracts outstanding at September 30, 2005. The changes in the fair value of the derivatives and the loss or gain on the hedged asset relating to the risk being hedged are recorded in earnings.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At September 30, 2005, our inventory reserves were at $0.8 million, or 25% of our $3.0 million total gross inventories.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004

REVENUES. Revenues for the three months ended September 30, 2005 of $5.2 million represented a decrease of $5.3 million, compared to revenues of $10.5 million for the corresponding period of 2004. Revenues for the nine months ended September 30, 2005 of $18.1 million represented a decrease of $20.3 million, compared to revenues of $38.4 million for the corresponding period of 2004.

Product revenues decreased to $5.1 million for the quarter ended September 30, 2005, from $10.3 million in the quarter ended September 30, 2004. Product revenues decreased to $17.6 million for the nine months ended September 30, 2005, from $38.1 million in the nine months ended September 30, 2004. The decrease in product sales during the three and nine months ending September 30, 2005 was primarily due to a decrease in sales of genomic research product to a major Japanese research institute partially offset by an increase in clinical molecular diagnostic sales compared to the corresponding periods of 2004. As we continue to develop and expand our line of molecular diagnostic products, we expect our molecular diagnostic revenues to increase.

Significant Customer. We generated $3.6 million, or 20% of our revenues, from sales to a major Japanese research institute for use by several end-users during the nine months ended September 30, 2005, compared to $25.0 million, or 65% of our revenues during the nine months ended September 30, 2004. We believe this customer will continue to purchase Company products. However, the timing and amount of such purchases will be influenced by the Japanese government funding process and other factors beyond the Company's control, as a result of which the timing and amount of such purchases are unpredictable and unknown to Third Wave.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended September 30, 2005, cost of goods sold decreased to $1.6 million, compared to $2.3 million for the corresponding period of 2004. For the nine months ended

September 30, 2005, cost of goods sold decreased to $5.4 million, compared to $10.2 million for the corresponding period of 2004. The decrease in the nine month period was primarily due to the decrease in sales volume. We expect gross margin to improve as molecular diagnostic revenues increase.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended September 30, 2005 were $2.1 million, compared to $3.0 million for the three months ended September 30, 2004. Research and development expenses for the nine months ended September 30, 2005 were $6.6 million, compared to $8.7 million for the nine months ended September 30, 2004. The decrease in research and development expenses was primarily due to a decrease in personnel related expenses. We will continue to invest in research and development, and expenditures in this area may increase as we expand our product development efforts.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended September 30, 2005 were $3.7 million, an increase of $1.3 million, compared to $2.4 million for the corresponding period of 2004. Selling and marketing expenses for the nine months ended September 30, 2005 were $10.2 million, an increase of $2.5 million, compared to $7.7 million for the corresponding period of 2004. The increase in selling and marketing expenses was due to an increase in personnel related expenses compared to the same period in 2004. We anticipate selling and marketing expenses to continue to be at or above 2004 levels for the remainder of 2005 and beyond.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $5.6 million in the three months ended September 30, 2005, from $2.9 million for the corresponding period in 2004. General and administrative expenses increased to $13.6 million in the nine months ended September 30, 2005, from $8.4 million for the corresponding period in 2004. The increase in general and administrative expenses was primarily due to an increase in legal expenses as a result of the patent infringement lawsuit against Stratagene. The Company anticipates a continued high level of legal expenses as a result of the additional lawsuits with Innogenetics, Chiron Corporation, Bayer Corporation, Digene Corporation and Stratagene discussed in further detail below in Part II - Item 1 "Legal Proceedings." In addition, as the Company moves towards consideration of FDA cleared or approved products, there will be increased expenses attributed to these activities.

IMPAIRMENT. In the nine months ended September 30, 2005 an impairment charge of $0.2 million was recorded for the loss on equipment that was sold, compared to $0.8 million for the nine months ended September 30, 2004 for equipment written down to fair value.

INTEREST INCOME. Interest income for the three months ended September 30, 2005 was $0.5 million, compared to $0.2 million for the corresponding period of 2004. Interest income for the nine months ended September 30, 2005 was $1.2 million compared to $0.5 million in the nine months ended September 30, 2004. The increase in interest income was due to higher interest rates compared to 2004.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2005 and 2004 was approximately $0.1 million. Interest expense for the nine months ended September 30, 2005 was $0.3 million compared to $0.2 million in the corresponding period of 2004.

OTHER INCOME (EXPENSE): Other expense for the three months ended September 30, 2005 was approximately $31,000 compared to other income of approximately $4,000 for the same period in 2004. Other expense for the nine months ended September 30, 2005 was $0.3 million, compared to other expense of $0.1 million for the nine months ended September 30, 2004.

OTHER ITEMS: On September 14, 2004, Third Wave filed suit against Stratagene Corporation in the United States District Court for the Western District of Wisconsin. The complaint alleged patent infringement by Stratagene's sale of its QPCR; QRTPCR Full Velocity products of two Third Wave patents concerning the Company's proprietary Invader technology. The case was tried before a jury in August 2005 and the jury found that Stratagene willfully infringed Third Wave's patents, and that Third Wave's patents were valid. The jury awarded Third Wave $5.29 million in damages. Post-trial motions are currently pending before the Court, including Stratagene's motion for a new trial and to resolve the damages award and Third Wave's motion for trebled damages, attorneys fees and costs. Stratagene may post a bond with the court pending appellate review in lieu of paying Third Wave any awarded damages or costs. The appellate review is expected to take between 1-3 years.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, product sales, a convertible note and an initial public offering. As of September 30, 2005, we had cash and cash equivalents and short-term investments of $54.3 million.

Net cash used in operations for the nine months ended September 30, 2005 was $12.7 million, compared to net cash provided by operations of $8.0 million in the corresponding period in 2004. The decrease in cash provided by operations was primarily due to an increase in operating losses.

Net cash used in investing activities for the nine months ended September 30, 2005 was $0.9 million, compared $0.7 million in the corresponding period in 2004. Investing activities included capital expenditures of $0.3 million in the nine months ended September 30, 2005 versus $0.5 million for the same period in 2004. Investing activities included proceeds from the sale of equipment of $0.2 million in the nine months ended September 30, 2005, compared to $0.1 million in the corresponding period in 2004. Investing activities in the nine months ended September 30, 2005 also included net cash usage of $0.8 million to purchase short-term investments, compared to $0.3 million in 2004.

Net cash provided by financing activities was $0.4 million in the nine months ended September 30, 2005, compared to $1.8 million in the nine months ended September 30, 2004. Cash provided by financing activities in the nine months ending September 30, 2005 consisted of proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans of $0.7 million compared to $1.3 million in the corresponding period of 2004. In the nine months ended September 30, 2005, there was $0.8 million of proceeds from long-term debt compared to $0.5 million in the nine months ended September 30, 2004. Additionally, in the nine months ended September 30, 2005, $0.9 million was used to repurchase 218,000 shares of company stock; $126,000 was used to repay debt; and $71,000 was used for capital lease obligations.

The Company has a $9,500,000 note payable with a bank due on August 14, 2006, bearing annual interest at 5.17%. Interest on this note is payable monthly and principal is payable at maturity. The Company has three additional notes payable in the original amounts of $200,000, $270,000, and $800,000. These additional notes have respective final maturity dates of July 1, 2007, October 1, 2009, and July 1, 2008, bear annual interest at 4.25%, 4.93%, and 5.2%, respectively, and require monthly principal and interest payments. The borrowings under the notes payable are secured by short-term investments consisting of certificates of deposit in the aggregate amount of $10,535,000. The Company has an available and unused $1,300,000 letter of credit with the same bank that expires on September 1, 2006.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the "Overview" section of this Form 10-Q and in the "Overview" and "Risk Factors" sections of our annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

    On September 14, 2004, Third Wave filed suit against Stratagene Corporation in the United States District Court for the Western District of Wisconsin. The complaint alleged patent infringement by Stratagene's sale of its QPCR; QRTPCR Full Velocity products of two Third Wave patents concerning the Company's proprietary Invader technology. The case was tried before a jury in August 2005 and the jury found that Stratagene willfully infringed Third Wave's patents, and that Third Wave's patents were valid. The jury awarded Third Wave $5.29 million in damages. Post-trial motions are currently pending before the Court, including Stratagene's motion for a new trial and to resolve the damages award and Third Wave's motion for trebled damages, attorneys fees and costs.

    On May 6, 2005, Stratagene Corporation filed suit against Third Wave in the United States District Court for the District of Delaware. The complaint alleges patent infringement by Third Wave relating to its Invader Plus chemistry of claims of two Stratagene patents. The complaint was served on Third Wave in early September. Discovery is expected to begin in the near future. No trial date has been set by the Court.

    On September 29, 2005, Innogenetics filed a suit against the Company in the United States District Court for the Western District of Wisconsin. The complaint alleges that the Company's HCVg ASRs infringe a patent owned by Innogenetics relating to the detection of the hepatitis C virus. No trial date has been set.

    In October 2005, the Company filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Chiron Corporation and Bayer Corporation asking the Court for a ruling that the Company's HCVg ASRs do not infringe any valid claims of Chiron's hepatitis C related patents. No trial date has been set.

    Also in October 2005, the Company filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation asking the court for a ruling that the Company's HPV ASRs do not infringe any valid claims of Digene's human papillomavirus related patents. No trial date has been set.

    The Company intends to vigorously pursue its infringement claims against third parties and to vigorously defend itself against infringement claims brought against it by third parties. There can be no assurance, however, that the Company will prevail in these proceedings and should the outcome of any of these actions be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

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

        From the time of receipt through September 30, 2005, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $16.5 million for general corporate purposes, including working capital and research and development activities.

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

    (c) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION

    On August 14, 2005, we entered into an Amendment to Loan Agreement and Note with U.S. Bank N.A. with respect to our $9,500,000 note payable to U.S. Bank. Under the terms of the amendment, the note's maturity date was extended from August 14, 2005 to August 14, 2006 and the annual interest rate was increased to 5.17%. A copy of this Amendment to Loan Agreement is filed with this report as Exhibits 10.1 and is incorporated herein by reference.

    On October 25, 2005 Sam Eletr resigned from the Board of Directors.


ITEM 6. EXHIBITS

    10.1 Term Loan Agreement dated as of August 14, 2003 between the Company and U.S. Bank N.A.

    10.2 $9,500,000 Term Note payable to U.S. Bank N.A dated August 14, 2003

    10.3 Amendment to Loan Agreement and Note dated as of August 14, 2005 between the Company and U.S. Bank N.A.

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

                                             THIRD WAVE TECHNOLOGIES, INC.

    Date: November 7, 2005                   /s/ John Puisis
                                             -----------------------------------
                                             John Puisis, CEO

    Date: November 7, 2005                   /s/ James Herrmann
                                             -----------------------------------
                                             James Herrmann,
                                             Principal Financial Officer