Form 10-Q
period 2006-03-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2006-05-10
CIK 1120438

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of May 5, 2006, was 41,481,882.

================================================================================

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I FINANCIAL INFORMATION.........................................       3
   Item 1. Consolidated Financial Statements.........................       3
      Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and
         December 31, 2005...........................................       3
      Consolidated Statements of Operations (Unaudited) for the Three
         Months Ended March 31, 2006 and 2005........................       5
      Consolidated Statements of Cash Flows (Unaudited) for the Three
         Months Ended March 31, 2006 and 2005.......... .............       6
      Notes to Consolidated Financial Statements.....................       7
   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations............................      10
   Item 3. Quantitative and Qualitative Disclosures About Market
      Risk...........................................................      14
   Item 4. Controls and Procedures...................................      15
PART II OTHER INFORMATION............................................      15
   Item 1. Legal Proceedings.........................................      15
   Item 2. Unregistered Sales of Equity Securities and Use of
      Proceeds.......................................................      16
   Item 3. Defaults Upon Senior Securities...........................      16
   Item 4. Submission Of Matters To A Vote Of Security Holders.......      16
   Item 5. Other Information.........................................      16
   Item 6. Exhibits..................................................      16
SIGNATURES...........................................................      17
EXHIBITS

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                                                              March 31,     December 31,
                                                                 2006           2005
                                                            -------------   -------------
                                                              Unaudited
ASSETS
Current assets:
   Cash and cash equivalents                                $  24,566,350   $  27,681,704
   Short-term investments                                      11,035,000      11,035,000
   Accounts  receivable, net of allowance for doubtful
      accounts of $200,000 at March 31, 2006 and December
      31, 2005, respectively                                    3,469,560       3,764,519
   Inventories                                                  3,349,118       2,248,183
   Prepaid expenses and other                                     927,275         235,794
                                                            -------------   -------------
Total current assets                                           43,347,303      44,965,200
Equipment and leasehold improvements:
   Machinery and equipment                                     15,699,826      15,563,119
   Leasehold improvements                                       2,346,946       2,346,938
                                                            -------------   -------------
                                                               18,046,772      17,910,057
   Less accumulated depreciation and amortization              13,543,893      13,192,617
                                                            -------------   -------------
                                                                4,502,879       4,717,440
                                                            -------------   -------------
Restricted cash                                                        --         805,184
Intangible assets, net of accumulated amortization              2,265,432       2,641,620
Indefinite-lived intangible assets                              1,007,411       1,007,411
Goodwill                                                          489,873         489,873
Capitalized license fees                                        3,552,183       2,797,046
Other assets                                                      952,716         980,954
                                                            -------------   -------------
Total assets                                                $  56,117,797   $  58,404,728
                                                            =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $   7,364,132   $   6,850,207
   Accrued payroll and related liabilities                      2,838,280       2,158,870
   Other accrued liabilities                                    2,196,831       2,344,835
   Deferred revenue                                               125,313         121,497
   Capital lease obligations due within one year                  109,886         114,693
   Long-term debt due within one year                             383,351         378,551
                                                            -------------   -------------
Total current liabilities                                      13,017,793      11,968,653
Long-term debt                                                    542,780         639,564
Deferred revenue - long-term                                      118,119         145,382
Capital lease obligations - long-term                             185,087         191,924
Other liabilities                                               5,356,409       5,384,904

Shareholders' equity:
   Participating  preferred stock, Series A, $.001 par
      value, 10,000,000 shares authorized, no shares
      issued and outstanding                                           --              --
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 41,622,827 shares issued, 41,404,827
      shares outstanding at March 31, 2006 and 41,461,377
      shares issued, 41,243,377 shares
      outstanding at December 31, 2005                             41,623          41,461
   Additional paid-in capital                                 200,188,852     199,097,187
   Unearned stock compensation                                         --        (114,892)
   Treasury stock - 218,000 shares acquired at an average
      price of $4.02 per share                                   (877,159)       (877,159)
   Foreign currency translation adjustment                         47,478          47,442
   Accumulated deficit                                       (162,503,185)   (158,119,738)
                                                            -------------   -------------
Total shareholders' equity                                     36,897,609      40,074,301
                                                            -------------   -------------
Total liabilities and shareholders' equity                  $  56,117,797   $  58,404,728
                                                            =============   =============

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        2006          2005
                                                    -----------   -----------
Revenues:
   Clinical product sales                           $ 4,709,787   $ 3,101,709
   Research product sales                             2,995,688     3,812,567
   License and royalty revenue                           27,263        93,083
   Grant revenue                                        141,882       118,884
                                                    -----------   -----------
Total revenues                                        7,874,620     7,126,243
                                                    -----------   -----------
Operating expenses:
   Cost of goods sold
      Product cost of goods sold                      1,469,650     1,538,676
      Intangible and long-term asset amortization       693,391       461,395
                                                    -----------   -----------
                                                      2,163,041     2,000,071
   Research and development                           2,302,013     2,465,380
   Selling and marketing                              3,028,635     3,364,493
   General and administrative                         4,060,595     3,013,746
   Litigation                                         1,001,934       765,518
                                                    -----------   -----------
Total operating expenses                             12,556,218    11,609,208
                                                    -----------   -----------
Loss from operations                                 (4,681,598)   (4,482,965)
Other income (expense):
   Interest income                                      373,182       347,000
   Interest expense                                     (55,846)      (89,387)
   Other                                                (19,185)     (195,187)
                                                    -----------   -----------
Total other income (expense)                            298,151        62,426
                                                    -----------   -----------
Net loss                                            $(4,383,447)  $(4,420,539)
                                                    ===========   ===========
Net loss per share - basic and diluted              $     (0.11)  $     (0.11)
Weighted average shares outstanding
   Basic                                             41,310,561    41,123,521
   Diluted                                           41,310,561    41,123,521

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                            2006          2005
                                                        -----------   -----------
OPERATING ACTIVITIES:
Net loss                                                $(4,383,447)  $(4,420,539)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                            407,082       459,113
   Amortization of intangible assets                        376,188       376,188
   Amortization of licensed technology                      317,203        85,207
   Noncash stock compensation                               966,546      (414,464)
   Loss on disposal of equipment                              9,691         8,696
   Changes in operating assets and liabilities:
      Accounts receivable                                   302,888     1,282,310
      Inventories                                        (1,100,935)     (152,683)
      Prepaid expenses and other assets                    (621,138)     (378,181)
      Accounts payable                                      157,505       960,041
      Accrued expenses and other liabilities                 70,205      (183,429)
      Deferred revenue                                      (23,447)      157,540
                                                        -----------   -----------
Net cash used in operating activities                    (3,521,659)   (2,220,201)

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements          (182,733)      (10,170)

Purchases of licensed technology                           (333,212)           --

Change in restriced cash balance                            805,184            --
                                                        -----------   -----------
Net cash provided by (used in) investing activities         289,239       (10,170)

FINANCING ACTIVITIES:
Payments on long-term debt                                  (91,984)      (28,118)
Payments on capital lease obligations                       (31,123)      (17,555)
Proceeds from issuance of common stock, net                 240,173       116,803
                                                        -----------   -----------
Net cash provided by financing activities                   117,066        71,130
                                                        -----------   -----------

Net decrease in cash and cash equivalents                (3,115,354)   (2,159,241)
                                                        -----------   -----------

Cash and cash equivalents at beginning of period         27,681,704    55,619,981
                                                        -----------   -----------

Cash and cash equivalents at end of period              $24,566,350   $53,460,740
                                                        ===========   ===========

Noncash investing and financing activities:

During the three months ended March 31, 2006 and 2005, the Company entered into capital lease obligations of $19,479 and $96,496, respectively.

During the three months ended March 31, 2006 the Company entered into a license agreement under which the Company will pay 1,000,000 Euros over two years. The estimated present value of the license is $1,122,338.

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Third Wave Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

(2)  Net Loss Per Share

In accordance with accounting principles generally accepted in the United States, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net loss per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the three months ended March 31, 2006 and 2005 because they are anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        2006          2005
                                                    -----------   -----------
Numerator:
   Net loss                                         $(4,383,447)  $(4,420,539)
                                                    ============  ============
Denominator
   Weighted average shares outstanding - basic       41,310,561    41,123,521
   Dilutive securities - stock options                      N/A           N/A
                                                    -----------   -----------
   Weighted average shares outstanding - diluted     41,310,561    41,123,521
Basic net loss per share                            $     (0.11)  $     (0.11)
Dilutive net loss per share                         $     (0.11)  $     (0.11)

(3)  Stock-Based Compensation

The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (collectively, the Plans) for employees and non-employees under which an aggregate of 13,213,183 stock options may be granted. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the Board of Directors at the date of grant. At March 31, 2006, approximately 2.2 million shares were available for future grant under the plans.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 1,256,800 common shares may be issued. Employees are eligible to participate in the Purchase Plan if they work at least 20 hours per week and more than five months in any calendar year. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. There were no shares sold to employees in the three months ended March 31, 2006, and 2005. At March 31, 2006, approximately 431,000 shares were available for issuance under the plan.

The following table summarizes the activity under the Plan for the three months ended March 31, 2006:


                                            NUMBER OF     WEIGHTED EXERCISE
                                             SHARES        EXERCISE PRICE
                                            ---------     -----------------
Outstanding at December 31,2005             9,101,298           $ 4.34
  Granted                                     417,000             2.94
  Exercised                                  (161,450)            1.49
  Forfeited                                  (700,546)            5.09
                                            ---------           ------
Outstanding at March 31, 2006               8,656,302           $ 4.27
Options Exercisable at March 31, 2006       5,392,448           $ 4.73

The weighted-average fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $1.89 and $4.93, respectively, using the Black-Scholes option-pricing model. The calculations were made assuming a dividend yield of 0%, a weighted-average expected option life of five years and a weighted-average risk-free interest rate of 4.7%, and 4.5% in 2006 and 2005, respectively. The volatility factor used in the Black-Scholes model for 2006 and 2005 was 77% and 83%, respectively.

Prior to January 1, 2006, we used the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for stock options granted under our Plans. Generally, no compensation cost was required to be recognized for options granted to employees because the options had an exercise price equal to the market value per share of the underlying common stock on the date of grant. Prior to 2006, the Purchase Plan was considered noncompensatory under APB Opinion No. 25 and, therefore, no expense was recorded for the 15% discount.

Options granted to non-employee consultants were accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and therefore were measured based upon their fair value as calculated using the Black-Scholes option pricing model. The fair value of options granted to non-employees was periodically remeasured as the underlying options vested.

On January 1, 2006, The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all-share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has adopted the modified prospective approach.

As prescribed in the modified prospective approach, prior periods have not been restated to reflect the effects of implementing FAS 123(R). For the three month period ended March 31, 2005, the pro forma stock option expense, net loss and net loss per share are as follows:

Net loss, as reported                                       $(4,420,539)
   Add: Stock-based compensation, as reported                  (414,464)
   Add: Stock-based compensation, using fair value method    (1,064,014)
                                                            -----------
Pro forma net loss                                          $(5,899,017)
Net loss per share, basic and diluted, as reported          $     (0.11)
Pro forma net loss per share, basic and diluted             $     (0.14)

(4)  Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                             MARCH 31,   DECEMBER 31,
                                               2006          2005
                                            ----------   ------------
Raw materials                               $1,992,979    $1,486,166
Finished goods and work in process           2,206,139     1,437,017
Reserve for excess and obsolete inventory     (850,000)     (675,000)
                                            ----------    ----------
Total inventories                           $3,349,118    $2,248,183
                                            ==========    ==========

(5)  Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                               THREE MONTHS ENDED
                                    MARCH 31,
                              --------------------
                                2006        2005
                              --------   ---------
Cost of goods sold            $ 40,913   $  (5,749)
Research and development       155,790    (259,850)
Selling and marketing          198,946      29,708
General and administrative     570,897    (178,573)
                              --------   ---------
   Total stock compensation   $966,546   $(414,464)
                              --------   ---------

(6)  Comprehensive Loss

The components of comprehensive loss are as follows:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              -------------------------
                                                  2006          2005
                                              -----------   -----------
Net loss                                      $(4,383,447)  $(4,420,539)
Other comprehensive income (loss):
   Foreign currency translation adjustments            36          (854)
                                              -----------   -----------
Comprehensive loss                            $(4,383,411)  $(4,421,393)
                                              ===========   ===========

(7)  Amortizable Intangible Assets

Amortizable intangible assets consist of the following:

                                                     MARCH 31, 2006             DECEMBER 31, 2005
                                               --------------------------   --------------------------
                                                  GROSS                        GROSS
                                                 CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                                                  AMOUNT     AMORTIZATION      AMOUNT     AMORTIZATION
                                               -----------   ------------   -----------   ------------
Costs of settling patent litigation            $10,533,248    $ 8,267,816   $10,533,248    $ 7,891,628
Reacquired marketing and distribution rights     2,211,111      2,211,111     2,211,111      2,211,111
Customer agreements                                 38,000         38,000        38,000         38,000
                                               -----------    -----------   -----------    -----------
   Total                                       $12,782,359    $10,516,927   $12,782,359    $10,140,739
                                               ===========    ===========   ===========    ===========

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

The following table shows the changes in the restructuring accrual since December 31, 2005. The remaining restructuring balance of $0.9 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid over the lease term through 2011. The current portion of the accrual is included in other accrued liabilities on the balance sheets and the remainder is included in other long-term liabilities.

Accrued restructuring balance at December 31, 2005   $957,563
Payments made                                         (41,485)
                                                     --------
Accrued restructuring balance at March 31, 2006      $916,078
                                                     --------

(9)  Shareholders' Equity

The Board of Directors had authorized a program for the repurchase by the Company of up to 5% of its outstanding common stock. Third Wave has repurchased 218,000 shares of common stock as of December 31, 2005 for $877,159. The program expired on December 31, 2005.

(10) Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

Third Wave Technologies, Inc. develops and markets molecular diagnostic reagents for a variety of DNA and RNA analysis applications to meet the needs of our customers. The Company offers a number of products based on its Invader (R) chemistry for clinical testing. Third Wave offers in vitro diagnostic kits and analyte specific, general purpose, and research use only reagents for nucleic acid analysis. We believe our proprietary Invader(R) chemistry, a novel, molecular chemistry, is easier to use, cost-effective, and enables higher testing throughput. These and other advantages conferred by our chemistry are enabling us to provide clinicians and researchers with superior molecular solutions.

More than 145 clinical laboratory customers are using Third Wave's molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.

Third Wave has received clearance from the U.S. Food and Drug Administration for its Invader (R) UGT1A1 Molecular Assay. The Invader (R) UGT1A1 Molecular Assay is used to identify patients who may be at increased risk of adverse reaction to the chemotherapy Camptosar(R) (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene that have been associated with that risk. Camptosar, marketed in the United States by Pfizer, Inc., is used to treat colorectal cancer and has been relabeled to include dosing recommendations based on a patient's genetic profile. The Company also markets a growing number of products, including analyte specific reagents (ASRs). These ASRs allow certified clinical reference laboratories to create assays that test for infectious disease (e.g., hepatitis C virus), inherited disorders (e.g., Factor V Leiden), and a host of other markers associated with genetic predispositions and other diseases. The Company has developed or plans to develop a menu of molecular diagnostic products for clinical applications that include genetic testing, pharmacogenetics, and women's health. The Company also has a number of other Invader (R) products for research, agricultural and other applications.

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

RESTRUCTURING AND OTHER CHARGES

The restructuring and other charges resulting from the restructuring plan in the third quarter of 2002 have been recorded in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," and Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The restructuring charge was comprised primarily of costs to consolidate facilities, impairment charges for abandoned leasehold improvements and equipment to be sold or abandoned, prepayment penalties related mainly to capital lease obligations on equipment to be sold or abandoned, and other costs related to the restructuring. The remaining accrued restructuring balance is for rent payments on a non-cancelable lease, net of estimated sublease income. In calculating the cost to consolidate the facilities, we estimated the future lease and operating costs to be paid until the leases are terminated and the amount, if any, of sublease receipts for each location. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on the lease payments, operating costs until terminated, and the offsetting sublease receipts may turn out to be incorrect and our actual cost may be materially different from our estimates.

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

STOCK-BASED COMPENSATION EXPENSE

Prior to 2006, we accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when granted. On January 1, 2006 we adopted SFAS No. 123(R) as a result of which we recognize expense for all share-based payments to employees, including grants of employee stock options, based on their fair values. We have adopted the modified prospective transition method as permitted by SFAS No. 123(R).

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At March 31, 2006, our inventory reserves were $850,000, or 20% of our $4.2 million total gross inventories.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

REVENUES. Revenues for the three months ended March 31, 2006 of $7.9 million represented an increase of $0.8 million, compared to revenues of $7.1 million the corresponding period of 2005. Following is a discussion of changes in revenues:

Total clinical molecular diagnostic product revenue increased to $4.7 million in the quarter ended March 31, 2006 from $3.1 million in the quarter ended
March 31, 2005. U.S. clinical molecular diagnostic revenue increased to $4.4 million in the three months ended March 31, 2006 from $2.9 million for the corresponding period in 2005.

Research product revenues decreased to $3.0 million in the three months ended March 31, 2006 from $3.8 million in the three months ended March 31, 2005. The decrease in research product sales during 2006 resulted from a decrease in genomic research product sales to a Japanese research institute for use by several end users compared to prior year. The decrease in research revenue from the Japan research institute was partially offset by an increase in revenue from our Agbio business.

Significant Customer. We generated $2.0 million, or 25% of our revenues, from sales to a major Japanese research institute for use by several end-users during the three months ended March 31, 2006, compared to $3.1 million, or 44% of our revenues during the three months ended March 31, 2005.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended March 31, 2006, cost of goods sold increased to $2.2 million, compared to $2.0 million for the corresponding period of 2005. The increase in the three month period was primarily due to the increase in sales volume.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended March 31, 2006 were $2.3 million, compared to $2.5 million for the three months ended March 31, 2005. The decrease in research and development expenses was primarily due to a decrease in development expense and material costs for assay development, offset by an increase in stock based compensation expense of $0.4 million. We will continue to invest in research and development, and expenditures in this area may increase as we expand our product development efforts. In addition, as the Company moves towards consideration of FDA cleared or approved products, there will be increased expenses attributed to these activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended March 31, 2006 were $3.0 million, a decrease of $0.4 million, compared to $3.4 million for the corresponding period of 2005. The decrease in selling and marketing expenses was due to a decrease in personnel related and equipment expense, offset by an increase in stock based compensation expense of $0.2 million compared to the same period in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $4.1 million in the three months ended March 31, 2006, from $3.0 million for the corresponding period in 2005. The increase in general and administrative expense was due to an increase in personnel related expenses, legal fees, and a $0.7 million increase in stock based compensation expense.

LITIGATION EXPENSE. Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense increased to $1.0 million in the three months ended March 31, 2006 from $0.8 million in the corresponding period in 2005. The increase was a result of the additional lawsuits with Innogenetics, Chiron Corporation, Bayer Corporation, Digene Corporation and Stratagene. With the exception of Stratagene, these lawsuits were resolved in the quarter ending March 31, 2006, and we anticipate litigation expense to be below the 2005 levels for the remainder of the year.

INTEREST INCOME. Interest income for the three months ended March 31, 2006 was $0.4 million, compared to $0.3 million for the corresponding period of 2005. The increase in interest income was due to higher interest rates compared to 2005.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2006 and 2005 was approximately $0.1 million.

OTHER INCOME (EXPENSE): Other expense for the three months ended March 31, 2006 was approximately $19,000 compared to $0.2 million for the same period in 2005. The decrease in other expense was primarily due to the adjustments related to foreign currency transactions in the three months ended March 31, 2005.

OTHER ITEMS- SUBSEQUENT EVENT: On March 31, 2006, Third Wave Technologies Japan, K.K., a Japanese corporation ("Third Wave Japan") and wholly-owned subsidiary of Third Wave Technologies, Inc. (the "Company"), entered into a Series A Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") with Mitsubishi Corporation ("Mitsubishi") and CSK Institute for Sustainability, LTD., a wholly owned subsidiary of CSK Holdings ("CSK" and, together with Mitsubishi, the "Investors"). Under the Purchase Agreement, Mitsubishi agreed to invest (Y)480 million (approximately $4.2 million) and CSK agreed to invest (Y)100 million (approximately $800,000) in Third Wave Japan in exchange for convertible, Series A preferred stock of Third Wave Japan and warrants to purchase an additional
(Y)100 million (approximately $800,000) worth of Third Wave Japan common stock. Upon completion of the transactions contemplated under the Purchase Agreement, the Investors will own approximately 17% of Third Wave Japan prior to the exercise of the warrant or 20% after exercise of the warrant. The transaction was completed on April 21, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, product sales, a convertible note and an initial public offering. As of March 31, 2006, we had cash and cash equivalents and short-term investments of $35.6 million.

Net cash used in operations for the three months ended March 31, 2006 was $3.5 million, compared to $2.2 million in the corresponding period in 2005. The change was primarily due to an increase in inventories.

Net cash provided by investing activities for the three months ended March 31, 2006 was $0.3 million, compared to net cash used of $10,000 in the corresponding period in 2005. Investing activities included capital expenditures of $0.2 million in the three months ended March 31, 2006 versus $10,000 for the same period in 2005. Investing activities in the three months ended March 31, 2006 included the payment on license fee arrangements of $0.3 million and a change in the restricted cash balance of $0.8 million.

Net cash provided by financing activities was $0.1 million in the three months ended March 31, 2006 and 2005. Cash provided by financing activities in the three months ending March 31, 2006 consisted of proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans of $0.2 million compared to $0.1 million in the corresponding period of 2005. In the three months ended March 31, 2006, $0.1 million was used to repay debt, compared to $28,000 in the same period in 2005. Additionally, in the three months ended March 31, 2006 and 2005, $31,000 and $18,000 was used for capital lease obligations, respectively.

The Company has three notes payable to a bank in the original amounts of $200,000, $270,000, and $800,000. These notes have respective final maturity dates of July 1, 2007, October 1, 2009, and July 1, 2008, bear annual interest at 4.25%, 4.93%, and 5.2%, respectively, and require monthly principal and interest payments. The borrowings under the notes payable are secured by short-term investments consisting of certificates of deposit in the aggregate amount of $1,000,000. The Company has an available and unused $1,300,000 letter of credit with the same bank that expires on September 1, 2006.

We believe that current cash reserves together with our ability to establish borrowing arrangements will be sufficient to support short-term and long-term liquidity requirements for current operations (including annual capital expenditures). However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated.

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

     - the costs we incur in securing intellectual property rights, whether through patents, licenses or otherwise;

     - the costs we incur in enforcing and defending our patent claims and other intellectual property rights;

     -    the need to respond to competitive pressures;

     - the possible acquisition of complementary products, businesses or technologies; and

     -    the timing of capital expenditures

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties discussed under the heading "Overview" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the "Risk Factors" and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. There have been no material changes to such exposures during the first quarter of 2006.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company's management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the period covered by this report in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

In September 2004, we filed a suit against Stratagene Corporation in the United States District Court for the Western District of Wisconsin. The complaint alleged patent infringement of two of our patents concerning our proprietary Invader technology by Stratagene's sale of its QPCR and QRTPCR Full Velocity products. The case was tried before a jury in August 2005, and the jury found that Stratagene willfully infringed our patents and that our patents were valid. The jury awarded us $5.29 million in damages. The Court subsequently entered a permanent injunction barring Stratagene from making, selling or offering to sell its Full Velocity QPCR and QRT-PCR products and any other products that practice our patented Invader methods. In December 2005, the Court tripled the damages award to $15.9 million and ruled that Stratagene must pay attorney fees of $4.2 million. In January 2006, the Court awarded additional interest on the damages award in the amount of $485,716, increasing the total damages amount to $16.4 million. Also in January 2006, Stratagene posted a $21 million civil bond to stay payment of the judgment while it conducts its appeal. Stratagene has appealed the verdict, the award of enhanced damages, and the award of attorneys' fees and costs to the Court of Appeals for the Federal Circuit in Washington, D.C.

In May 2005, Stratagene Corporation filed suit against us in the United States District Court for the District of Delaware. The complaint alleges patent infringement of claims of two Stratagene patents relating to our Invader Plus chemistry. The complaint was served on us in September 2005. A trial date of November 5, 2007 was set by the Court.

In September 2005, Innogenetics filed suit against us in the United States District Court for the Western District of Wisconsin. The complaint alleged that our HCVg ASRs infringe a patent owned by Innogenetics relating to the detection of the hepatitis C virus. In February 2006, we reached an agreement with Innogenetics that resolved the litigation. In connection with the agreement, Third Wave acquired a non-exclusive license to Innogenetics' patent for the United States. The agreement includes certain opt-out rights for Third Wave, as well as an option to extend both the term and global reach of the license.

In October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that our HPV ASRs do not infringe any valid claims of Digene's human papillomavirus related patents. In January 2006, we reached an agreement with Digene to dismiss the suit without prejudice. We also agreed that neither party would file a suit against the other relating to the Digene human papillomavirus patents for one year.

Also in October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Chiron Corporation and Bayer Corporation seeking a ruling that our HCVg ASRs do not infringe any valid claims of Chiron's hepatitis C related patents. In February 2006, we reached an agreement with Chiron and Bayer to dismiss the suit without prejudice. No license were granted or taken under the agreement and no payment of any monies was made to any of the companies.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

          From the time of receipt through March 31, 2006, we have invested the net proceeds from the Offering in investment-grade, interest-bearing securities. We used $4.0 million of the proceeds to satisfy a cancellation fee for the termination of a distribution agreement with Endogen Corporation. We used approximately $35.2 million for general corporate purposes, including working capital and research and development activities.

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

     (c)  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION.

On February 14, 2006, the Company's board of directors established the Company's Long Term Incentive Plan No. 3. Under the plan, awards were made to select employees, including the Company's executive officers, covering the 2006-2008 period to provide a continued emphasis on specified financial performance goals which the board considers to be important contributors to long-term stockholder value. These cash awards will be payable only if the Company achieves specified goals over the performance period for the following three measurements: the Company's total shareholder return ranking as compared to its peer group, the Company's stock price growth and the growth in the Company's clinical molecular diagnostics revenue. A copy of the plan was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission and is hereby incorporated by reference herein. The foregoing description of the plan does not purport to be complete and is qualified in its entirety by reference to the full text of the plan.

ITEM 6. EXHIBITS

The exhibits required to be filed as a part of this Report are listed in the
Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THIRD WAVE TECHNOLOGIES, INC.


Date: May 4, 2006                      /s/ Kevin Conroy
                                        ----------------------------------------
                                        Kevin Conroy, Chief Executive Officer


Date: May 4, 2006                      /s/ Maneesh Arora
                                        ----------------------------------------
                                        Maneesh Arora,  Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                      DESCRIPTION                            INCORPORATED BY REFERENCE TO
-------                    -----------                            ----------------------------
  3.1    Amended and Restated Bylaws of the Registrant   Exhibit 3.1 to Registrant's Current Report on
                                                         Form 8-K filed April 17, 2006

 10.1    Severance Agreement between James J. Herrmann   Exhibit 10.26 to Registrant's Annual Report
         and Third Wave Technologies, Inc. dated         on Form 10-K for the fiscal year ended
         January 31, 2006                                December 31, 2005

 10.2    Third Wave Technologies, Inc. LTIP 3 dated      Exhibit 10.29 to Registrant's Annual Report
         February 14, 2006                               on Form 10-K for the fiscal year ended
                                                         December 31, 2005

 10.3    Series A Preferred Stock and Warrant Purchase
         Agreement between Registrant, Mitsubishi
         Corporation and CSK Institute for
         Sustainability, LTD., dated April 21, 2006

 10.4    Investor Rights Agreement between Registrant,
         Third Wave Technologies Japan, KK, Mitsubishi
         Corporation and CSK Institute for
         Sustainability, LTD., dated April 21, 2006

 31.1 CEO's Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

 31.2 CFO's Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

 32      CEO and CFO Certification pursuant to 18 U.S.C.
         Section 1350, of Chapter 63 of Title 18 of the
         United States Code
