Form 10-Q
period 2006-06-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2006-08-09
CIK 1120438

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer |X| Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes |X| No

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of August 4, 2006, was 41,700,882.

================================================================================

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                                                                            PAGE NO.
PART I FINANCIAL INFORMATION............................................................................................        3
    Item 1. Consolidated Financial Statements...........................................................................        3
      Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005.................................        3
      Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2006 and 2005.......        4
      Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2006 and 2005.................        5
      Notes to Consolidated Financial Statements (Unaudited)............................................................        6
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................       11
    Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................................       17
    Item 4. Controls and Procedures.....................................................................................       17
PART II OTHER INFORMATION...............................................................................................       17
    Item 1. Legal Proceedings...........................................................................................       17
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.................................................       18
    Item 3. Defaults Upon Senior Securities.............................................................................       18
    Item 4. Submission Of Matters To A Vote Of Security Holders.........................................................       18
    Item 5. Other Information...........................................................................................       18
    Item 6. Exhibits....................................................................................................       18
SIGNATURES..............................................................................................................       19
EXHIBITS................................................................................................................       20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets


                                                                                         June 30, 2006         December 31, 2005
                                                                                         -------------         -----------------
                                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $  25,195,805             $  27,681,704
  Short-term investments                                                                    11,035,000                11,035,000
  Accounts receivables, net of allowance for doubtful accounts of $200,000 at
  June 30, 2006 and December 31, 2005, respectively                                          4,177,432                 3,764,519
  Inventories                                                                                3,288,072                 2,248,183
  Prepaid expenses and other                                                                   829,479                   235,794
                                                                                         -------------             -------------
Total current assets                                                                        44,525,788                44,965,200

  Equipment and leasehold improvements:
  Machinery and equipment                                                                   15,870,871                15,563,119
  Leasehold improvements                                                                     2,363,472                 2,346,938
                                                                                         -------------             -------------
                                                                                            18,234,343                17,910,057
  Less accumulated depreciation and amortization                                            13,929,656                13,192,617
                                                                                         -------------             -------------
                                                                                             4,304,687                 4,717,440
                                                                                         -------------             -------------
Restricted cash                                                                                     --                   805,184
Intangible assets, net of accumulated amortization                                           1,889,244                 2,641,620
Indefinite-lived intangible assets                                                           1,007,411                 1,007,411
Goodwill                                                                                       489,873                   489,873
Capitalized license fees                                                                     3,240,375                 2,797,046
Other assets                                                                                   887,354                   980,954
                                                                                         -------------             -------------
Total assets                                                                             $  56,344,732             $  58,404,728
                                                                                         =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $   5,844,860             $   6,850,207
  Accrued payroll and related liabilities                                                    2,944,769                 2,158,870
  Other accrued liabilities                                                                  2,920,109                 2,344,835
  Deferred revenue                                                                             121,725                   121,497
  Capital lease obligations due within one year                                                137,699                   114,693
  Long-term debt due within one year                                                           388,226                   378,551
                                                                                         -------------             -------------
Total current liabilities                                                                   12,357,388                11,968,653
Long-term debt                                                                                 442,889                   639,564
Deferred revenue - long-term                                                                    90,856                   145,382
Capital lease obligations - long-term                                                          159,727                   191,924
Other liabilities                                                                            5,100,405                 5,384,904
Minority interest in subsidiary                                                                663,209

Shareholders' equity:
  Participating preferred stock, Series A, $.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                                      --                        --
  Common stock, $.001 par value, 100,000,000 shares authorized, 41,699,881 shares issued, 41,481,881 shares outstanding at June 30, 2006 and 41,461,377
  shares issued, 41,243,377 shares outstanding at December 31, 2005                             41,700                    41,461
  Additional paid-in capital                                                               205,593,626               199,097,187
  Unearned stock compensation                                                                       --                  (114,892)
  Treasury stock - 218,000 shares acquired at an average price of $4.02 per share             (877,159)                 (877,159)
  Foreign currency translation adjustment                                                        2,135                    47,442
  Accumulated deficit                                                                     (167,230,044)             (158,119,738)
                                                                                         -------------             -------------
Total shareholders' equity                                                                  37,530,258                40,074,301
                                                                                         -------------             -------------
Total liabilities and shareholders' equity                                               $  56,344,732             $  58,404,728
                                                                                         =============             =============

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                (Unaudited)

                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                           2006                2005                 2006                 2005
                                                   ------------------------------------      ------------------------------------
Revenues:
   Clinical product sales ....................        $  5,058,561         $  4,273,707         $  9,768,348         $  7,375,414
   Research product sales ....................           1,632,261            1,300,402            4,627,949            5,112,971
   License and royalty revenue ...............              27,263               89,763               54,526              182,846
   Grant revenue .............................              40,994              107,642              182,876              226,526
                                                      ------------         ------------         ------------         ------------
Total revenues ...............................           6,759,079            5,771,514           14,633,699           12,897,757
                                                      ------------         ------------         ------------         ------------

Operating expenses:
   Cost of goods sold
   Product cost of goods sold ................           1,209,886            1,313,230            2,679,536            2,851,909
   Intangible and long-term asset amortization             687,994              498,194            1,381,385              959,590
                                                      ------------         ------------         ------------         ------------
                                                         1,897,880            1,811,424            4,060,921            3,811,499
   Research and development ..................           3,032,584            2,040,159            5,334,597            4,505,538
   Selling and marketing .....................           2,892,154            3,181,569            5,920,789            6,546,063
   General and administrative ................           3,885,711            2,553,916            7,946,306            5,567,659
   Litigation ................................             180,928            1,713,782            1,182,862            2,479,300
   Impairment of equipment ...................                   -              202,707                    -              202,707
                                                      ------------         ------------         ------------         ------------
 Total operating expense .....................          11,889,257           11,503,557           24,445,475           23,112,766
                                                      ------------         ------------         ------------         ------------
Loss from operations .........................          (5,130,178)          (5,732,043)          (9,811,776)         (10,215,009)

Other income (expense):
   Interest income ...........................             373,728              393,338              746,910              740,338
   Interest expense                                        (50,336)             (95,376)            (106,182)            (184,762)
   Other                                                    39,081              (79,849)              19,896             (275,036)
                                                      ------------         ------------         ------------         ------------
Total other income (expense) .................             362,473              218,113              660,624              280,540
                                                      ------------         ------------         ------------         ------------

Net loss before minority interest                     $ (4,767,705)        $ (5,513,930)        $ (9,151,152)        $ (9,934,469)
                                                      ------------         ------------         ------------         ------------

   Minority interest .........................        $     40,846              $   -           $     40,846              $   -
                                                      ------------         ------------         ------------         ------------
Net loss .....................................        $ (4,726,859)        $ (5,513,930)        $ (9,110,306)        $ (9,934,469)
                                                      ============         ============         ============         ============

Net loss per share - basic and diluted .......        $      (0.11)        $      (0.13)        $      (0.22)        $      (0.24)
Weighted average shares outstanding
   Basic and diluted                                    41,460,010           41,087,554           41,384,388           41,105,285


          See accompanying notes to consolidated financial statements.

                         THIRD WAVE TECHNOLOGIES, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      2006                2005
                                                                                  ------------        -------------
OPERATING ACTIVITIES:
Net loss                                                                          $ (9,110,306)       $  (9,934,469)

Adjustments to reconcile net loss to net cash used in operating activities:
  Minority Interest in net loss of subsidiary                                          (40,846)                   -
  Depreciation and amortization                                                        817,834              882,480
  Amortization of intangible assets                                                    752,376              752,376
  Amortization of licensed technology                                                  629,009              207,214
  Noncash stock compensation                                                         1,785,650             (777,184)
  Impairment charge and (gain) loss on disposal of equipment                            27,886              211,403
  Changes in operating assets and liabilities:
    Accounts receivable                                                               (448,148)           1,902,566
    Inventories                                                                     (1,039,889)            (830,541)
    Prepaid expenses and other assets                                                 (460,153)            (152,575)
    Accounts payable                                                                (1,509,668)           2,193,549
    Accrued expenses and other liabilities                                             975,203               35,257
    Deferred revenue                                                                   (54,298)              95,743
                                                                                  ------------        -------------
Net cash used in operating activities                                               (7,675,350)          (5,414,181)

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                                     (374,308)            (150,436)
Proceeds on sale of equipment                                                                -              193,231
Purchases of licensed technology                                                      (516,546)                   -
Purchases of short-term investments                                                          -             (800,000)
Change in restricted cash balance                                                      805,184                    -
                                                                                  ------------        -------------
Net cash used in investing activities                                                  (85,670)            (757,205)

FINANCING ACTIVITIES:
Proceeds from long-term debt                                                                 -              800,000
Payments on long-term debt                                                            (187,000)             (56,422)
Payments on capital lease obligations                                                  (67,850)             (41,530)
Proceeds from issuance of common stock, net                                            435,998              349,717
Proceeds from minority investment in subsidiary                                      5,093,973                    -
Repurchase of common stock for treasury                                                      -             (877,159)
                                                                                  ------------        -------------
Net cash provided by financing activities                                            5,275,121              174,606
                                                                                  ------------        -------------
Net decrease in cash and cash equivalents                                           (2,485,899)          (5,996,780)
                                                                                  ------------        -------------
Cash and cash equivalents at beginning of period                                    27,681,704           55,619,981
                                                                                  ------------        -------------
Cash and cash equivalents at end of period                                        $ 25,195,805        $  49,623,201
                                                                                  ============        =============

Noncash investing and financing activities:

During the six months ended June 30, 2006 and 2005, the Company entered into capital lease obligations of $58,659 and $148,346, respectively.

During the six months ended June 30, 2006 the Company entered into a license agreement under which the Company will pay 1,000,000 Euros over two years. The estimated present value of the license is $1,122,338.

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



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

(2) Net Loss Per Share

In accordance with accounting principles generally accepted in the United States, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net loss per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the three and six months ended June 30, 2006 and 2005 because they are anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:


                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             JUNE 30                          JUNE 30
                                                                ---------------------------------     ----------------------------
                                                                     2006               2005            2006              2005
                                                                --------------     --------------     ------------   -------------
Numerator:
  Net loss                                                      $   (4,726,859)    $  (5,513,930)     $(9,110,306)   $ (9,934,469)
                                                                ==============     ==============     ============   =============
Denominator
  Weighted average shares outstanding -- basic                      41,460,010        41,087,554       41,384,388      41,105,285
  Dilutive securities - stock options                                      N/A               N/A              N/A             N/A
                                                                           ---               ---              ---             ---
  Weighted average shares outstanding -- diluted                    41,460,010        41,087,554       41,384,388      41,105,285
Basic net loss per share                                        $       (0.11)     $       (0.13)     $     (0.22)    $     (0.24)
Dilutive net loss per share                                     $       (0.11)     $       (0.13)     $     (0.22)    $     (0.24)


(3) Stock-Based Compensation

The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (collectively, the Plans) for employees and non-employees under which an aggregate of 13,213,183 stock options may be granted. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the Board of Directors at the date of grant. At June 30, 2006, approximately 2.2 million shares were available for future grant under the plans.

The following table summarizes the activity under the Plans for the six months ended June 30, 2006:

                                                                                              WEIGHTED
                                                                                               AVERAGE        AGGREGATE
                                                     NUMBER OF        WEIGHTED AVERAGE       CONTRACTUAL      INTRINSIC
                                                      SHARES           EXERCISE PRICE           LIFE            VALUE
                                                    ----------        ----------------       -----------      ---------
Outstanding at December 31,2005                      9,101,298               $   4.34
  Granted                                              754,000                   2.91
  Exercised                                           (171,237)                  1.55
  Forfeited                                         (1,150,126)                  4.78
                                                    ----------        ----------------
Outstanding at June 30, 2006                         8,533,935               $   4.20            6.4          1,461,480
Options Exercisable at June 30, 2006                 5,784,188               $   4.56            5.6          1,150,602



The weighted-average fair value of stock options granted in the six months ended June 30, 2006 and 2005 was $1.87 and $3.06, respectively, using the Black-Scholes option-pricing model. The calculations were made assuming a dividend yield of 0%, a weighted-average expected option life of five years and a weighted-average risk-free interest rate of 4.95%, and 4.25% in 2006 and 2005, respectively. The volatility factor used in the Black-Scholes model for 2006 and 2005 was 75% and 82%, respectively. As of June 30, 2006, there was approximately $5.1 million of total unrecognized compensation cost related to the stock options granted under the plans. The intrinsic value of the shares exercised in the six months ended June 30, 2006 and 2005 was $0.2 million and $0.3 million, respectively.

The Company's stock plan also permits the granting of restricted stock units to eligible employees and non-employee directors. Restricted stock units are payable in shares of Company stock upon vesting. The restricted stock units vest at various intervals as determined by the Board of Directors at the date of grant. The following table presents a summary of the Company's nonvested restricted stock units granted to employees as of June 30, 2006.

                                                                                    SIX MONTHS ENDED JUNE 30, 2006

                                                                                    NUMBER OF      WEIGHTED AVERAGE
                                                                                     SHARES           FAIR VALUE


           Nonvested shares of restricted stock units at December 31, 2005                  -          $         -
              Granted                                                                 112,530                 2.84
              Vested                                                                        -                    -
              Forfeited                                                                     -                    -
                                                                                  -----------          -----------
           Nonvested shares of restricted stock units at June 30, 2006                112,530          $      2.84
                                                                                  ===========          ===========

As of June 30, 2006, there was approximately $0.3 million of total unrecognized compensation cost related to the nonvested restricted stock units granted under the plan. The expense is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was approximately $7,000 in the six months ended June 30, 2006. As of June 30, 2006, there were 112,530 restricted stock units outstanding.

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 1,256,800 common shares may be issued. Employees are eligible to participate in the Purchase Plan if they work at least 20 hours per week and more than five months in any calendar year. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. There were 67,267 and 57,428 shares sold to employees in the six months ended June 30, 2006, and 2005, respectively. At June 30, 2006, approximately 364,000 shares were available for issuance under the Purchase Plan.

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

Prior to January 1, 2006, options granted to non-employee consultants were accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force
(EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and therefore were measured based upon their fair value as calculated using the Black-Scholes option pricing model. The fair value of options granted to non-employees was periodically remeasured as the underlying options vested.

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

As prescribed in the modified prospective approach, prior periods have not been restated to reflect the effects of implementing FAS 123(R). For the three and six month periods ended June 30, 2005, the pro forma stock option expense, net loss and net loss per share are as follows:


                                                                                               Three Months        Six Months
                                                                                             ---------------    ---------------
Net loss, as reported                                                                        $   (5,513,930)   $    (9,934,469)
  Add: Stock-based compensation, as reported                                                       (362,720)          (777,184)
  Add: Stock-based compensation, using fair value method                                         (1,275,716)        (2,339,730)
  Add: Stock-based compensation, related to the employee stock purchase plan determined
   under SFAS No. 123                                                                               (95,847)           (95,847)
                                                                                             ---------------    ---------------
Pro forma net loss                                                                           $   (7,248,213)   $   (13,147,230)
                                                                                             ===============    ==============
Net loss per share, basic and diluted, as reported                                           $        (0.13)   $         (0.24)
Pro forma net loss per share, basic and diluted                                              $        (0.18)   $         (0.32)



(4) Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                                                                                JUNE 30,         DECEMBER 31,
                                                                                                  2006              2005
                                                                                             ---------------   ---------------
Raw materials                                                                                $    2,126,385      $   1,486,166
Finished goods                                                                                    1,685,617          1,271,101
Work in process                                                                                     406,070            165,916
Reserve for excess and obsolete inventory                                                          (930,000)          (675,000)
                                                                                             ---------------   ---------------
Total inventories                                                                            $    3,288,072    $     2,248,183
                                                                                             ===============   ===============


(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,

                                                                 2006             2005               2006               2005
                                                             ------------     ------------       ------------     ------------
Cost of goods sold                                           $   21,396        $   (7,231)        $   62,309        $  (12,980)
Research and development                                        165,120          (241,232)           320,910          (501,082)
Selling and marketing                                           182,560           (17,301)           381,506            12,407
General and administrative                                      450,028           (96,956)         1,020,925          (275,529)
                                                             ----------        ----------         ----------        ----------
  Total stock compensation                                   $  819,104        $ (362,720)        $1,785,650        $ (777,184)


(6) Comprehensive Loss

The components of comprehensive loss are as follows:


                                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                 JUNE 30,
                                                               2006              2005               2006               2005
                                                         ------------        ------------        ------------       ------------
Net loss                                                 $(4,726,859)        $(5,513,930)        $(9,110,306)        $(9,934,469)
Other comprehensive income (loss):
  Foreign currency translation adjustments                   (45,343)              5,416             (45,307)              4,562
                                                         ------------        ------------       ------------         ------------
Comprehensive loss                                       $(4,772,202)        $(5,508,514)        $(9,155,613)        $(9,929,907)
                                                         ============        ============       ============        =============


(7) Amortizable Intangible Assets

Amortizable intangible assets consist of the following:


                                                                            JUNE 30, 2006              DECEMBER 31, 2005
                                                                  ----------------------------------------------------------------
                                                                       GROSS                           GROSS
                                                                     CARRYING        ACCUMULATED      CARRYING       ACCUMULATED
                                                                      AMOUNT        AMORTIZATION       AMOUNT        AMORTIZATION
                                                                 --------------     -------------- --------------  ---------------
Costs of settling patent litigation                               $   10,533,248   $    8,644,004  $  10,533,248    $    7,891,628
Reacquired marketing and distribution rights                           2,211,111        2,211,111      2,211,111         2,211,111
Customer agreements                                                       38,000           38,000         38,000            38,000
                                                                  --------------   --------------  --------------   --------------
  Total                                                           $   12,782,359   $   10,893,115  $  12,782,359    $   10,140,739
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

Accrued restructuring balance at December 31, 2005                           $    957,563
Payments made                                                                     (80,302)
                                                                             ------------
Accrued restructuring balance at June 30, 2006                               $    877,261
                                                                             ============


(9) Other Long-term Liabilities

Other long-term liabilities consist of the long-term portion of the following items:


                                                   June 30, 2006       December 31, 2005
                                                   -------------       -----------------
License payments                                     $1,532,413               $1,430,942
Long-term Incentive Plan                              1,388,332                1,312,841
Restructuring                                           694,690                  775,174
Rent                                                  1,152,854                1,159,094
Other                                                   332,116                  706,853
                                                   -------------       -----------------
                                                     $5,100,405               $5,384,904
                                                   =============       =================

(10) Shareholders' Equity

The Board of Directors had authorized a program for the repurchase by the Company of up to 5% of its outstanding common stock. Third Wave has repurchased 218,000 shares of common stock as of December 31, 2005 for $877,159. The program expired on December 31, 2005.

(11) New Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 is not expected to have any significant effect on the Company's consolidated financial position or results of operations.


(12) Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

Third Wave Technologies, Inc. develops and markets molecular diagnostic reagents for a variety of DNA and RNA analysis applications to meet the needs of our customers. The Company offers a number of products based on its Invader(R) chemistry for clinical testing. Third Wave offers in vitro diagnostic kits and analyte specific, general purpose, and research use only reagents for nucleic acid analysis. We believe our proprietary Invader(R) chemistry, a novel, molecular chemistry, is easier to use, cost-effective, and enables higher testing throughput. These and other advantages conferred by our chemistry are enabling us to provide clinicians and researchers with superior molecular solutions.

Approximately 150 clinical laboratory customers are using Third Wave's molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers. Our customer base is dominated by a small number of large clinical testing labs. We regularly experience pricing and other competitive pressures in these accounts. If for any reason, we are unable to maintain or renew our contracts, particularly our contracts with key customers, or if, for any reason, we are unable to maintain current pricing levels and/or volumes with our customers, or are unable to manufacture the required product, our revenues and business may suffer materially.

Third Wave has received clearance from the U.S. Food and Drug Administration
(FDA) for its Invader(R) UGT1A1 Molecular Assay. The Invader(R) UGT1A1 Molecular Assay is used to identify patients who may be at increased risk of adverse reaction to the chemotherapy Camptosar(R) (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene that have been associated with that risk. Camptosar(R), marketed in the United States by Pfizer, Inc., is used to treat colorectal cancer and has been relabeled to include dosing recommendations based on a patient's genetic profile. We also market a growing number of products, including analyte specific reagents (ASRs). These ASRs allow certified clinical reference laboratories to create assays that test for infectious disease (e.g., hepatitis C virus), inherited disorders (e.g., Factor V Leiden), and a host of other markers associated with genetic predispositions and other diseases. The FDA is currently reviewing draft guidance for the regulation of ASRs. This guidance would affect the entire in-vitro medical device sector in which Third Wave competes. If the FDA issues guidance or takes other actions that limit ASRs throughout the industry or limits Third Wave's ASRs, it could materially affect our business. The Company has developed or plans to develop a menu of molecular diagnostic products for clinical applications that include genetic testing, pharmacogenetics, and women's health. The Company also has a number of other Invader(R) products for research, agricultural and other applications.

Currently, one of our key strategic initiatives is the commercialization of our Human Papillomavirus (HPV) offering. To bring this product to market we will need to receive premarket approval, known as a PMA, from the FDA. Seeking a PMA for our HPV offering (and for any other product offerings) will be costly and there can be no assurance that we will receive FDA approval or that other difficulties will not delay or prevent the successful commercialization of our HPV offering. If we are unable to successfully commercialize our HPV offering, our business and prospects may be materially adversely affected. Additionally, we anticipate significant competition in the HPV market as additional large competitors have announced plans to enter the market in the near future. This competition may have a significant impact on the success of our commercialization of our HPV offering.

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

REVENUE RECOGNITION

Revenue from product sales is recognized upon delivery which is generally when the title passes to the customer, provided that the Company has completed all performance obligations and the customer has accepted the products. Customers have no contractual rights of return or refunds associated with product sales. Consideration received in multiple element arrangements is allocated to the separate units based upon their relative fair values. The multiple element arrangements involve contracts with customers in which the Company is selling reagent products and leasing equipment to the customer for use during the term of the contract. Based upon the guidance in paragraph 9 of EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables", both the reagents and equipment have value to the customer on a standalone basis, there is objective and reliable evidence of fair value for both the reagents and equipment and there are no rights of return. The Company has sold both the reagents and equipment separately, and therefore is able to determine a fair value for each. The respective fair values are used to allocate the proceeds received to each of the elements for purposes of recognizing revenue.


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

License and royalty revenue include amounts earned from third parties for licenses of the Company's intellectual property and are recognized when earned under the terms of the related agreements. License revenues are generally recognized upon receipt unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance.

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

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At June 30, 2006, our inventory reserves were $930,000, or 22% of our $4.2 million total gross inventories.

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

The Company adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all-share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or
(2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted the modified prospective approach.

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 and 2005

REVENUES. Revenues for the three months ended June 30, 2006 of $6.8 million represented an increase of $1.0 million, compared to revenues of $5.8 million for the corresponding period of 2005. Revenues for the six months ended June 30, 2006 of $14.6 million represented an increase of $1.7 million, compared to revenues of $12.9 million for the corresponding period of 2005. Following is a discussion of changes in revenues:

Clinical molecular diagnostic product revenue increased to $5.1 million in the quarter ended June 30, 2006 from $4.3 million in the quarter ended June 30, 2005. Clinical molecular diagnostic product revenue increased to $9.8 million in the six months ended June 30, 2006 from $7.4 million in the six months ended June 30, 2005.

Research product revenues increased to $1.6 million in the three months ended June 30, 2006 from $1.3 million in the three months ended June 30, 2005. Research product revenues decreased to $4.6 million in the six months ended June 30, 2006 from $5.1 million in the six months ended June 30, 2005. The decrease in research product sales during 2006 resulted from a decrease in genomic research product sales to a Japanese research institute for use by several end users. The decrease in research revenue from the Japanese research institute was partially offset by an increase in revenue from our Agbio business.

Significant Customer. We generated $2.7 million, or 18% of our revenues, from sales to a major Japanese research institute for use by several end-users during the six months ended June 30, 2006, compared to $3.5 million, or 27% of our revenues during the six months ended June 30, 2005.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended June 30, 2006, cost of goods sold increased to $1.9 million, compared to $1.8 million for the corresponding period of 2005. For the six months ended June 30, 2006, cost of goods sold increased to $4.1 million, compared to $3.8 million for the corresponding period of 2005. The increase in the three and six month periods was primarily due to the increase in sales volume and amortization of new licenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing, including clinical trials to validate the performance of our products and enhancement of our products, and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended June 30, 2006 were $3.0 million, compared to $2.0 million for the three months ended June 30, 2005. Research and development expenses for the six months ended June 30, 2006 were $5.3 million, compared to $4.5 million for the six months ended June 30, 2005. The increase in research and development expenses was primarily due to an increase in development expense, material costs for assay development, and an increase in stock based compensation expense of $0.4 million and $0.8 million in the three and six month periods, respectively, compared to the same periods in 2005. We will continue to invest in research and development, and expenditures in this area may increase as we expand our product development efforts. In addition, as the Company moves towards consideration of FDA cleared or approved products, there will be increased expenses attributed to these activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended June 30, 2006 were $2.9 million, a decrease of $0.3 million, compared to $3.2 million for the corresponding period of 2005. Selling and marketing expenses for the six months ended June 30, 2006 were $5.9 million, a decrease of $0.6 million, compared to $6.5 million for the corresponding period of 2005. The decrease in selling and marketing expenses was due to a decrease in personnel related and equipment expense, offset by an increase in stock based compensation expense of $0.2 million and $0.4 million in the three and six month periods, respectively, compared to the same periods in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $3.9 million in the three months ended June 30, 2006, from $2.6 million for the corresponding period in 2005. General and administrative expenses increased to $7.9 million in the six months ended June 30, 2006, from $5.6 million for the corresponding period in 2005. The increase in general and administrative expense was due to an increase in legal fees related to our patents and the equity investment in our Japan subsidiary, a sales tax charge and an increase in stock based compensation expense of $0.5 million and $1.3 million in the three and six month periods, respectively compared to the same periods in 2005.

LITIGATION EXPENSE. Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense decreased to $0.2 million in the three months ended June 30, 2006 from $1.7 million in the corresponding period in 2005. Litigation expense decreased to $1.2 million in the six months ended June 30, 2006 from $2.5 million in the corresponding period in 2005. The decreases were the result of the decreased litigation activity due to the resolution of the lawsuits with Innogenetics, Chiron Corporation, Bayer Corporation, and Digene Corporation. We anticipate litigation expense to be below the 2005 levels for the remainder of the year.

IMPAIRMENT. In the three and six months ended June 30, 2005 an impairment charge of $0.2 million was recorded for the loss on equipment that was sold.

INTEREST INCOME. Interest income for the three months ended June 30, 2006 and 2005 was $0.4 million. Interest income for the six months ended June 30, 2006 and 2005 was $0.7 million.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2006 and 2005 was approximately $0.1 million. Interest expense for the six months ended June 30, 2006 and 2005 was $0.1 million and $0.2 million, respectively.

OTHER INCOME (EXPENSE). Other income for the three months ended June 30, 2006 was approximately $39,000 compared to expense of $0.1 million for the same period in 2005. Other income for the six months ended June 30, 2006 was approximately $20,000 compared to expense of $0.3 million for the same period in 2005. The increase in other income was primarily due to the adjustments related to foreign currency transactions in the periods.

MINORITY INTEREST. Minority interest for the three and six months ended June 30, 2006 was $41,000. Minority interest represents Third Wave Japan's minority investors' share of the equity and earnings of the subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, product sales, a convertible note and an initial public offering. As of June 30, 2006, we had cash and cash equivalents and short-term investments of $36.2 million.

Net cash used in operations for the six months ended June 30, 2006 was $7.7 million, compared to $5.4 million in the corresponding period in 2005. The change was primarily due to an increase in inventories and decrease in payables.

Net cash used in investing activities for the six months ended June 30, 2006 was $0.1 million, compared to $0.8 million in the corresponding period in 2005. Investing activities included capital expenditures of $0.4 million in the six months ended June 30, 2006 versus $0.2 million for the same period in 2005. Investing activities in the six months ended June 30, 2006 included the payment on license fee arrangements of $0.5 million and a change in the restricted cash balance of $0.8 million. Investing activities in the six months ended June 30, 2005 also included proceeds from the sale of equipment of $0.2 million and the purchase of short-term investments of $0.8 million.

Net cash provided by financing activities was $5.3 million in the six months ended June 30, 2006 compared to $0.2 million in 2005. Cash provided by financing activities in the six months ending June 30, 2006 consisted of proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans of $0.4 million compared to $0.3 million in the corresponding period of 2005. In the six months ended June 30, 2006, $0.2 million was used to repay debt, compared to $56,000 in the same period in 2005. Additionally, in the six months ended June 30, 2006 and 2005, $68,000 and $42,000 was used for capital lease obligations, respectively. Financing activities in the six months ended June 30, 2006 also included proceeds from a minority equity investment in our Japan subsidiary of $5.1 million. Financing activities in the six months ended June 30, 2005 also included proceeds from long-term debt of $0.8 million and the repurchase of common stock for treasury of $0.9 million.

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

We believe that current cash reserves together with our ability to establish financing arrangements will be sufficient to support short-term and long-term liquidity requirements for current operations (including annual capital expenditures). However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated.

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

     - the possible acquisition of complementary products, businesses or technologies; and

     -    the timing of capital expenditures

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2006, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands).


                                                             JULY 2006-     JULY 2007-      JULY 2009      JULY 2011 AND
                                                  TOTAL      JUNE 2007      JUNE 2009       JUNE 2011       THEREAFTER
                                                 -------     ----------     ----------      ---------      -------------
CONTRACTUAL OBLIGATIONS
Non-cancelable operating lease obligation        $10,951        $ 1,916        $ 4,066        $ 4,398           $    571
Capital lease obligations ...............            337            156            151             30                 --
License arrangements ....................          2,601            955          1,196            450                 --
Long-term debt ..........................            884            422            442             20                 --
Other long-term liabilities (1) .........            927            795            132             --                 --
                                                 -------     ----------     ----------      ---------      -------------
Total obligations .......................        $15,700        $ 4,244        $ 5,987        $ 4,898           $  571
                                                 -------     ----------     ----------      ---------      -------------


(1) The amounts shown represent contractual obligations that had original maturities beyond one year.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense, litigation expense, and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties discussed under the heading "Overview" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the "Risk Factors" and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update any forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. There have been no material changes to such exposures during the second quarter of 2006.


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

In September 2004, we filed a suit against Stratagene Corporation in the United States District Court for the Western District of Wisconsin. The complaint alleged patent infringement of two of our patents concerning our proprietary Invader(R) technology by Stratagene's sale of its QPCR and QRTPCR Full Velocity products. The case was tried before a jury in August 2005, and the jury found that Stratagene willfully infringed our patents and that our patents were valid. The jury awarded us $5.29 million in damages. The Court subsequently entered a permanent injunction barring Stratagene from making, selling or offering to sell its Full Velocity QPCR and QRT-PCR products and any other products that practice our patented Invader(R) methods. In December 2005, the Court tripled the damages award to $15.9 million and ruled that Stratagene must pay attorney fees of $4.2 million. In January 2006, the Court awarded additional interest on the damages award in the amount of $485,716, increasing the total damages amount to $16.4 million. Also in January 2006, Stratagene posted a $21 million civil bond to stay payment of the judgment while it conducts its appeal. Stratagene has appealed the verdict, the award of enhanced damages, and the award of attorneys' fees and costs to the Court of Appeals for the Federal Circuit in Washington, D.C. Appellate briefing was completed on July 10, 2006.

In May 2005, Stratagene Corporation filed suit against us in the United States District Court for the District of Delaware. The complaint alleges patent infringement of claims of two Stratagene patents relating to our Invader Plus(TM) chemistry. The complaint was served on us in September 2005. Recently, at the request of both parties, the Court rescheduled the trial date to April 7, 2008.

In October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that our HPV ASRs do not infringe any valid claims of Digene's human papillomavirus related patents. In January 2006, we reached an agreement with Digene to dismiss the suit without prejudice. We also agreed that neither party would file a suit against the other relating to the Digene HPV patents for one year.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

     At the Annual Meeting of Stockholders held on June 13, 2006, the following matters were submitted to a vote of security holders:

     1. the election of Gordon Brunner and Lawrence Murphy to serve as directors with terms ending in 2009, and

     2. the proposal to ratify the appointment of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending December 31, 2006.

The nominees for director were elected based upon the following votes:

                 DIRECTOR              VOTES FOR            VOTES WITHHELD

                 Gordon Brunner        38,952,991                1,090,383
                 Lawrence Murphy       39,106,052                  937,322


In addition to Mr. Brunner and Mr. Murphy, the term of office of each of the following directors continued after the meeting: David A. Thompson, Kevin T. Conroy, James Connelly, and Lionel Sterling.

The appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2006 was ratified, as follows:


       VOTES FOR        VOTES AGAINST   VOTES ABSTAIN  BROKER NON-VOTES
       39,857,288       173,114         12,972               0

ITEM 5. OTHER INFORMATION. - None.


ITEM 6. EXHIBITS

The exhibits required to be filed as a part of this Report are listed in the
Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THIRD WAVE TECHNOLOGIES, INC.

Date: August 8, 2006                   /s/ Kevin T. Conroy
                                       -----------------------------------------
                                       Kevin T. Conroy, Chief Executive Officer

Date: August 8, 2006                   /s/ Maneesh K. Arora
                                       -----------------------------------------
                                       Maneesh K. Arora, Chief Financial Officer

                                  EXHIBIT INDEX


   EXHIBIT
     NO.                           DESCRIPTION                                            INCORPORATED BY REFERENCE TO
-------------  ------------------------------------------------------------------  ----------------------------------------
     10.1      2000 Stock Plan, as amended                                         Exhibit 4.1 to Registrant's Registration
                                                                                   Statement on Form S-8 filed on June 6, 2006

     10.2      Form of Stock Option Agreement                                      Exhibit 4.2 to Registrant's Registration
                                                                                   Statement on Form S-8 filed on June 6, 2006

     10.3      Form of Restricted Stock Purchase Agreement                         Exhibit 4.3 to Registrant's Registration
                                                                                   Statement on Form S-8 filed on June 6, 2006
     31.1      CEO's Certification Pursuant to Section 302 of the Sarbanes Oxley
               Act of 2002

     31.2      CFO's Certification pursuant to Section 302 of the Sarbanes Oxley
               Act of 2002.

     32        CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, of
               Chapter 63 of Title 18 of the United States Code
