Form 10-Q
period 2006-09-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2006-11-09
CIK 1120438

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of November 6, 2006, was 41,978,466.

================================================================================

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I FINANCIAL INFORMATION.........................................
   Item 1. Consolidated Financial Statements.........................
      Consolidated Balance Sheets (Unaudited) as of September 30,
         2006 and December 31, 2005..................................
      Consolidated Statements of Operations (Unaudited) for the
         Three and Nine Months Ended September 30, 2006 and 2005.....
      Consolidated Statements of Cash Flows (Unaudited) for the
         Nine Months Ended September 30, 2006 and 2005...............
      Notes to Consolidated Financial Statements (Unaudited).........
   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................
   Item 3. Quantitative and Qualitative Disclosures About
              Market Risk............................................
   Item 4. Controls and Procedures...................................
PART II OTHER INFORMATION............................................
   Item 1. Legal Proceedings.........................................
   Item 2. Unregistered Sales of Equity Securities and Use of
              Proceeds...............................................
   Item 3. Defaults Upon Senior Securities...........................
   Item 4. Submission Of Matters To A Vote Of Security Holders.......
   Item 5. Other Information.........................................
   Item 6. Exhibits..................................................
SIGNATURES...........................................................
EXHIBITS.............................................................

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
                                  (UNAUDITED)


                                                                      SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                                                      ------------------   -----------------

ASSETS
Current assets:
   Cash and cash equivalents                                             $  31,226,265       $  27,681,704
   Short-term investments                                                    1,770,000          11,035,000
   Accounts receivable, net of allowance for doubtful
      accounts of $200,000 at September 30, 2006 and
      December 31, 2005, respectively                                        4,148,889           3,764,519
   Inventories                                                               3,419,297           2,248,183
   Prepaid expenses and other                                                  714,750             235,794
                                                                         -------------       -------------
Total current assets                                                        41,279,201          44,965,200
Equipment and leasehold improvements:
   Machinery and equipment                                                  16,062,324          15,563,119
   Leasehold improvements                                                    2,362,831           2,346,938
                                                                         -------------       -------------
                                                                            18,425,155          17,910,057
   Less accumulated depreciation and amortization                           14,337,214          13,192,617
                                                                         -------------       -------------
                                                                             4,087,941           4,717,440
                                                                         -------------       -------------
Restricted cash                                                                     --             805,184
Intangible assets, net of accumulated amortization                           1,513,056           2,641,620
Indefinite-lived intangible assets                                           1,007,411           1,007,411
Goodwill                                                                       489,873             489,873
Capitalized license fees                                                     2,929,386           2,797,046
Other assets                                                                   967,144             980,954
                                                                         -------------       -------------
Total assets                                                             $  52,274,012       $  58,404,728
                                                                         =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $   6,291,211       $   6,850,207
   Accrued payroll and related liabilities                                   3,474,830           2,158,870
   Other accrued liabilities                                                 2,345,387           2,344,835
   Deferred revenue                                                            114,051             121,497
   Capital lease obligations due within one year                               132,468             114,693
   Long-term debt due within one year                                          381,279             378,551
                                                                         -------------       -------------
Total current liabilities                                                   12,739,226          11,968,653
Long-term debt                                                                 354,766             639,564
Deferred revenue - long-term                                                    63,593             145,382
Capital lease obligations - long-term                                          126,106             191,924
Other liabilities                                                            4,900,640           5,384,904
Minority interest in subsidiary                                                597,728                  --
Shareholders' equity:
   Participating preferred stock, Series A, $.001 par value,
      10,000,000 shares authorized, no shares issued and outstanding                --                  --
   Common stock, $.001 par value, 100,000,000 shares authorized,
      41,801,305 shares issued, 41,583,305 shares outstanding at
      September 30, 2006 and 41,461,377 shares issued, 41,243,377
      shares outstanding at December 31, 2005                                   41,801              41,461
   Additional paid-in capital                                              206,821,976         199,097,187
   Unearned stock compensation                                                      --            (114,892)
   Treasury stock - 218,000 shares acquired at an average price
      of $4.02 per share                                                      (877,159)           (877,159)
   Foreign currency translation adjustment                                    (112,032)             47,442
   Accumulated deficit                                                    (172,382,633)       (158,119,738)
                                                                         -------------       -------------
Total shareholders' equity                                                  33,491,953          40,074,301
                                                                         -------------       -------------
Total liabilities and shareholders' equity                               $  52,274,012       $  58,404,728
                                                                         =============       =============

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                    -------------------------   ---------------------------
                                                        2006          2005          2006           2005
                                                    -----------   -----------   ------------   ------------
Revenues:
   Clinical product sales                           $ 5,368,470   $ 4,031,766   $ 15,136,818   $ 11,407,180
   Research product sales                             1,181,226     1,039,569      5,809,175      6,152,540
   License and royalty revenue                           51,827        89,763        106,353        272,609
   Grant revenue                                             --        61,293        182,876        287,819
                                                    -----------   -----------   ------------   ------------
Total revenues                                        6,601,523     5,222,391     21,235,222     18,120,148
                                                    -----------   -----------   ------------   ------------
Operating expenses:
   Cost of goods sold
      Product cost of goods sold                      1,549,928     1,108,385      4,229,464      3,960,294
      Intangible and long-term asset amortization       687,178       468,035      2,068,563      1,427,625
                                                    -----------   -----------   ------------   ------------
                                                      2,237,106     1,576,420      6,298,027      5,387,919
   Research and development                           3,451,043     2,063,762      8,785,640      6,569,300
   Selling and marketing                              2,713,646     3,662,014      8,634,435     10,208,077
   General and administrative                         3,536,620     2,922,659     11,482,926      8,490,318
   Litigation                                           255,809     2,677,982      1,438,671      5,157,282
   Impairment of equipment                                   --            --             --        202,707
   Restructuring                                       (180,000)           --       (180,000)            --
                                                    -----------   -----------   ------------   ------------
Total operating expense                              12,014,224    12,902,837     36,459,699     36,015,603
                                                    -----------   -----------   ------------   ------------
Loss from operations                                 (5,412,701)   (7,680,446)   (15,224,477)   (17,895,455)
Other income (expense):
   Interest income                                      368,727       459,704      1,115,637      1,200,042
   Interest expense                                     (55,251)     (128,516)      (161,433)      (313,278)
   Other                                               (118,845)      (30,685)       (98,949)      (305,721)
                                                    -----------   -----------   ------------   ------------
Total other income (expense)                            194,631       300,503        855,255        581,043
                                                    -----------   -----------   ------------   ------------
Net loss before minority interest                   $(5,218,070)  $(7,379,943)  $(14,369,222)  $(17,314,412)
                                                    -----------   -----------   ------------   ------------
   Minority interest                                $    65,481   $        --   $    106,327   $         --
                                                    -----------   -----------   ------------   ------------
Net loss                                            $(5,152,589)  $(7,379,943)  $(14,262,895)  $(17,314,412)
                                                    ===========   ===========   ============   ============
Net loss per share - basic and diluted              $     (0.12)  $     (0.18)  $      (0.34)  $      (0.42)
Weighted average shares outstanding
   Basic and diluted                                 41,515,143    41,073,652     41,427,973     41,094,740


          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ---------------------------
                                                                    2006           2005
                                                                ------------   ------------
OPERATING ACTIVITIES:
Net loss                                                        $(14,262,895)  $(17,314,412)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Minority Interest in net loss of subsidiary                      (106,327)            --
   Depreciation and amortization                                   1,230,262      1,297,395
   Amortization of intangible assets                               1,128,564      1,128,564
   Amortization of licensed technology                               939,998        299,602
   Noncash stock compensation                                      2,720,817       (354,827)
   Impairment charge and (gain) loss on disposal of equipment         28,564        208,731
   Changes in operating assets and liabilities:
      Accounts Receivable                                           (625,604)     2,084,109
      Inventories                                                 (1,171,114)      (997,692)
      Prepaid expenses and other assets                             (333,386)      (266,647)
      Accounts payable                                            (1,118,105)      (349,913)
      Accrued expenses and other liabilities                         971,293      1,542,341
      Deferred revenue                                               (89,235)         1,950
                                                                ------------   ------------
Net cash used in operating activities                            (10,687,168)   (12,720,799)
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                   (570,668)      (307,185)
Proceeds on sale of equipment                                             --        197,287
Purchases of licensed technology                                    (702,274)            --
Maturity of short-term investments                                11,035,000     11,070,000
Purchases of short-term investments                               (1,770,000)   (11,835,000)
Change in restricted cash balance                                    805,184             --
                                                                ------------   ------------
Net cash provided by (used in) investing activities                8,797,242       (874,898)
FINANCING ACTIVITIES:
Proceeds from long-term debt                                              --        800,000
Payments on long-term debt                                          (282,070)      (126,040)
Payments on capital lease obligations                               (106,702)       (70,591)
Proceeds from issuance of common stock, net                          729,286        680,674
Proceeds from minority investment in subsidiary                    5,093,973             --
Repurchase of common stock for treasury                                   --       (877,159)
                                                                ------------   ------------
Net cash provided by financing activities                          5,434,487        406,884
                                                                ------------   ------------
Net increase (decrease) in cash and cash equivalents               3,544,561    (13,188,813)
                                                                ------------   ------------
Cash and cash equivalents at beginning of period                  27,681,704     55,619,981
                                                                ------------   ------------
Cash and cash equivalents at end of period                      $ 31,226,265   $ 42,431,168
                                                                ============   ============

Noncash investing and financing activities:

During the nine months ended September 30, 2006 and 2005, the Company entered into capital lease obligations of $58,659 and $165,217, respectively.

During the nine months ended September 30, 2006 the Company entered into a license agreement under which the Company will pay 1,000,000 Euros over two years. The estimated present value of the license is $1,122,338.

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

(2) Net Loss Per Share

In accordance with accounting principles generally accepted in the United States, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net loss per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the three and nine months ended September 30, 2006 and 2005 because they are anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                 SEPTEMBER 30
                                                   -------------------------   ---------------------------
                                                       2006          2005          2006           2005
                                                   -----------   -----------   ------------   ------------
Numerator:
   Net loss                                        $(5,152,589)  $(7,379,943)  $(14,262,895)  $(17,314,412)
                                                   ===========   ===========   ============   ============
Denominator
   Weighted average shares outstanding - basic      41,515,143    41,073,652     41,427,973     41,094,740
   Dilutive securities - stock options                     N/A           N/A            N/A            N/A
                                                   -----------   -----------   ------------   ------------

   Weighted average shares outstanding - diluted    41,515,143    41,073,652     41,427,973     41,094,740
Basic net loss per share                           $     (0.12)  $     (0.18)  $      (0.34)  $      (0.42)
Dilutive net loss per share                        $     (0.12)  $     (0.18)  $      (0.34)  $      (0.42)

(3) Stock-Based Compensation

The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (collectively, the Plans) for employees and non-employees under which an aggregate of 13,213,183 stock options may be granted. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the Board of Directors at the date of grant. At September 30, 2006, approximately 2.4 million shares were available for future grant under the plans.

Stock Options

The following table summarizes the stock option activity under the Plans for the nine months ended September 30, 2006:

                                                                             WEIGHTED
                                                                              AVERAGE     AGGREGATE
                                             NUMBER OF   WEIGHTED AVERAGE   CONTRACTUAL   INTRINSIC
                                              SHARES      EXERCISE PRICE        LIFE        VALUE
                                            ----------   ----------------   -----------   ---------
Outstanding at December 31,2005              9,101,298         $4.34
   Granted                                     909,250          2.99
   Exercised                                  (272,661)         2.05
   Forfeited                                (1,489,072)         4.96
                                            ----------         -----
Outstanding at September 30, 2006            8,248,815         $4.15            6.3       8,019,029
Options exercisable at September 30, 2006    5,688,164         $4.49            5.6       5,191,384

The weighted-average fair value of stock options granted in the nine months ended September 30, 2006 and 2005 was $1.90 and $3.05, respectively, using the Black-Scholes option-pricing model. The calculations were made assuming a dividend yield of 0%, a weighted-average expected option life of five years and a weighted-average risk-free interest rate of 4.83%, and 4.28% in 2006 and 2005, respectively. The volatility factor used in the Black-Scholes model for 2006 and 2005 was 74% and 81%, respectively. The expected life of stock options is estimated based on historical experience. The expected volatility is estimated based on historical financial data for the Company. The interest rates were based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options. As of September 30, 2006, there was approximately $4.5 million of total unrecognized compensation cost related to the stock options granted under the plans. The intrinsic value of the shares exercised in the nine months ended September 30, 2006 and 2005 was $0.4 million and $0.6 million, respectively.

Restricted Stock Units

The Company's stock plan also permits the granting of restricted stock units to eligible employees and non-employee directors. Restricted stock units are payable in shares of Company stock upon vesting. The restricted stock units vest at various intervals as determined by the Board of Directors at the date of grant. The following table presents a summary of the Company's nonvested restricted stock units granted to employees as of September 30, 2006.

                                                   NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2006
                                             ----------------------------
                                             NUMBER OF   WEIGHTED AVERAGE
                                               SHARES       FAIR VALUE
                                             ---------   ----------------
Nonvested shares of restricted stock units
   at December 31, 2005                            --          $  --
   Granted                                    112,530           2.84
   Vested                                          --             --
   Forfeited                                   (3,451)          2.84
                                              -------          -----
Nonvested shares of restricted stock units
   at September 30, 2006                      109,079          $2.84
                                              =======          =====

As of September 30, 2006, there was approximately $0.3 million of total unrecognized compensation cost related to the nonvested restricted stock units granted under the plan. The expense is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was approximately $28,000 in the nine months ended September 30, 2006. As of September 30, 2006, there were 109,079 restricted stock units outstanding.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 1,256,800 common shares may be issued. All employees are eligible to participate in the Purchase Plan. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. There were 67,267 and 57,428 shares sold to employees in the nine months ended September 30, 2006, and 2005, respectively. At September 30, 2006, approximately 364,000 shares were available for issuance under the Purchase Plan.

Review of Stock Option Grants and Procedures

In October 2006, the Company's audit committee concluded a voluntary investigation of the Company's historical stock option granting practices and related accounting. This investigation, which was conducted with the assistance of outside legal counsel, covered the timing, pricing and authorization of all the Company's stock option grants made since the Company's initial public offering in February 2001. Based on this review, the Company determined that it used incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004. The audit committee concluded that deficiencies in the grant process were the result of administrative errors and misunderstanding of applicable accounting rules, and were not attributable to fraud or intentional misconduct.

Based upon the Company's determination that certain of its historic stock option grants had intrinsic value on the grant date, the Company had unrecorded non-cash stock compensation expense. The Company has concluded that the additional unrecorded non-cash stock compensation expense is not material to its financial statements in any of the periods to which such charges would have related, and therefore will not revise its historic financial statements.

The Company recorded an additional non-cash stock-based compensation charge totaling $176,000 in the quarter ended September 30, 2006, representing the effect of the adjustment resulting from the non-cash charges discussed above that relate to 2006. Additionally, the Company expects to record a reclassification between accumulated deficit and additional paid in capital, within the equity section of the consolidated balance sheet to be included in its Form 10-K for the fiscal year ending December 31, 2006, of approximately $731,000. This reclassification represents the effect of the adjustment resulting from the non-cash charges discussed above that related to fiscal 2005 and prior years. Neither the current period charge nor the reclassification affect the Company's cash position. There were no significant income tax effects relating to this adjustment for the Company.

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

As prescribed in the modified prospective approach, prior periods have not been restated to reflect the effects of implementing FAS 123(R). For the three and nine month periods ended September 30, 2005, the pro forma stock option expense, net loss and net loss per share are as follows:

                                                     THREE MONTHS    NINE MONTHS
                                                     ------------   ------------
Net loss, as reported                                $(7,379,943)   $(17,314,412)
   Add: Stock-based compensation, as reported            422,357        (354,827)
   Add: Stock-based compensation, using fair
      value method                                    (1,217,295)     (3,557,025)
   Add: Stock-based compensation, related to
      the employee stock purchase plan
      determined under SFAS No. 123                            0         (95,847)
                                                     -----------    ------------
Pro forma net loss                                   $(8,147,881)   $(21,322,111)
                                                     ===========    ============
Net loss per share, basic and diluted, as reported   $     (0.18)   $      (0.42)
Pro forma net loss per share, basic and diluted      $     (0.20)   $      (0.52)

     The stock-based compensation expense attributable to SFAS No. 123(R) for the three months and nine months ended September 30, 2006 was $0.6 million and $2.0 million, respectively.

(4) Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                            SEPTEMBER 30,   DECEMBER 31,
                                                 2006           2005
                                            -------------   ------------
Raw materials                                $2,344,098      $1,486,166
Finished goods                                1,521,610       1,271,101
Work in process                                 383,589         165,916
Reserve for excess and obsolete inventory      (830,000)       (675,000)
                                             ----------      ----------
Total inventories                            $3,419,297      $2,248,183
                                             ==========      ==========

(5) Stock Compensation

Included in operating expenses are the following stock compensation charges, net of reversals related to terminated employees:

                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                              -------------------   ----------------------
                                2006       2005        2006         2005
                              --------   --------   ----------   ---------
Cost of goods sold            $ 43,636   $ 40,143   $  105,945   $  27,163
Research and development       155,982      1,969      476,892    (499,113)
Selling and marketing          183,728     33,150      565,234      45,557
General and administrative     551,821    347,095    1,572,746      71,566
                              --------   --------   ----------   ---------
   Total stock compensation   $935,167   $422,357   $2,720,817   $(354,827)
                              --------   --------   ----------   ---------

(6) Comprehensive Loss

The components of comprehensive loss are as follows:

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                              -------------------------   ---------------------------
                                                  2006          2005          2006           2005
                                              -----------   -----------   ------------   ------------
Net loss                                      $(5,152,589)  $(7,379,943)  $(14,262,895)  $(17,314,412)
Other comprehensive income (loss):
   Foreign currency translation adjustments      (114,167)        4,625       (159,474)         9,187
                                              -----------   -----------   ------------   ------------
Comprehensive loss                            $(5,266,756)  $(7,375,318)  $(14,422,369)  $(17,305,225)
                                              ===========   ===========   ============   ============

(7)  Amortizable Intangible Assets

Amortizable intangible assets consist of the following:

                                                   SEPTEMBER 30, 2006            DECEMBER 31, 2005
                                               --------------------------   --------------------------
                                                  GROSS                        GROSS
                                                 CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                                                  AMOUNT     AMORTIZATION      AMOUNT     AMORTIZATION
                                               -----------   ------------   -----------   ------------
Costs of settling patent litigation            $10,533,248    $ 9,020,192   $10,533,248    $ 7,891,628
Reacquired marketing and distribution rights     2,211,111      2,211,111     2,211,111      2,211,111
Customer agreements                                 38,000         38,000        38,000         38,000
                                               -----------    -----------   -----------    -----------
   Total                                       $12,782,359    $11,269,303   $12,782,359    $10,140,739
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

The facilities charge contained estimates based on the Company's potential to sublease a portion of its corporate office. The Company has offered the corporate office space for sublease, but has been unable to sublease the space. Accordingly, the Company decreased its estimate of the amount of sublease income it expects to receive. The estimated lease and operating expenses were also reduced, based on a portion of the office space being utilized and revisions to the building lease.

The following table shows the changes in the restructuring accrual since December 31, 2005. The restructuring accrual was reduced in the quarter ended September 30, 2006 due to an amendment to the building lease that resulted in lower lease payments over the original remaining life of the lease. The remaining restructuring balance of $0.7 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid over the lease term through 2011. The current portion of the accrual is included in other accrued liabilities on the balance sheets and the remainder is included in other long-term liabilities.

Accrued restructuring balance at December 31, 2005                    $ 957,563
Payments made                                                          (117,767)
Adjustment                                                             (180,000)
                                                                      =========
Accrued restructuring balance at September 30, 2006                   $ 659,796
                                                                      =========

(9) Other Long-term Liabilities

Other long-term liabilities consist of the long-term portion of the following items:

                                          SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                          ------------------   -----------------
License payments                              $1,291,896           $1,430,942
Long-term Incentive Plan                       1,667,289            1,312,841
Restructuring                                    536,488              775,174
Rent                                           1,138,909            1,159,094
Other                                            266,058              706,853
                                              ----------           ----------
                                              $4,900,640           $5,384,904
                                              ==========           ==========

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

In September 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC) issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted SAB 108 in the quarter ended September 30, 2006. The adoption of this guidance has not had a material impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of Accounting Principles Board Opinion ("APB") No. 20 and SFAS No. 3," which changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of this guidance has not had a material impact on the Company's consolidated financial statements.

(12) Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

Third Wave Technologies, Inc. develops and markets molecular diagnostic reagents for a variety of DNA and RNA analysis applications to meet the needs of our customers. The Company offers a number of products based on its Invader(R) chemistry for clinical testing. Third Wave offers in vitro diagnostic kits and analyte specific, general purpose, and research use only reagents for nucleic acid analysis. We believe our proprietary Invader(R) chemistry, a novel, molecular chemistry, is easier to use, cost-effective, and enables higher testing throughput. These and other advantages conferred by our chemistry enable us to provide clinicians and researchers with superior molecular solutions.

Approximately 160 clinical laboratory customers are using Third Wave's molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers. Our customer base is dominated by a small number of large clinical testing labs. We regularly experience pricing and other competitive pressures in these accounts. If for any reason, we are unable to maintain or renew our contracts, particularly our contracts with key customers, or if, for any reason, we are unable to maintain current pricing levels and/or volumes with our customers, or are unable to manufacture the required product, our revenues and business may suffer materially.

Third Wave has received clearance from the U.S. Food and Drug Administration
(FDA) for its Invader(R) UGT1A1 Molecular Assay. The Invader(R) UGT1A1 Molecular Assay is used to identify patients who may be at increased risk of adverse reaction to the chemotherapy Camptosar(R) (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene that have been associated with that risk. Camptosar(R), marketed in the United States by Pfizer, Inc., is used to treat colorectal cancer and has been relabeled to include dosing recommendations based on a patient's genetic profile. We also market a growing number of products, including analyte specific reagents (ASRs). These ASRs allow certified clinical reference laboratories to create assays that test for infectious disease (e.g., hepatitis C virus), inherited disorders (e.g., Factor V Leiden), and a host of other markers associated with genetic predispositions and other diseases. The FDA is currently reviewing draft guidance for the regulation of ASRs. If the FDA issues guidance or takes other actions that limit ASRs generally or limits Third Wave's ASRs specifically, such guidance or actions could materially affect our business. The Company has developed or plans to develop a menu of molecular diagnostic products for clinical applications that include genetic testing, pharmacogenetics, and women's health. The Company also has a number of other Invader(R) products for research, agricultural and other applications.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under SFAS No. 142, "Goodwill and Other Intangible Assets." The annual impairment test was completed in the quarter ended September 30, 2006 and resulted in no impairment.

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

In October 2006, our audit committee concluded a voluntary investigation of the Company's historical stock option granting practices and related accounting. This investigation, which was conducted with the assistance of outside legal counsel, covered the timing, pricing and authorization of all our stock option grants made since our initial public offering in February 2001. Based on this review, the Company determined that it used incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004. The audit committee concluded that deficiencies in the grant process were the result of administrative errors and misunderstanding of applicable accounting rules, and were not attributable to fraud or intentional misconduct.

We recorded an additional non-cash stock-based compensation charge totaling $176,000 in the quarter ended September 30, 2006, representing the effect of the adjustment resulting from the non-cash charges discussed above that relate to 2006. Additionally, we expect to record a reclassification between accumulated deficit and additional paid in capital, within the equity section of the consolidated balance sheet to be included in our Form 10-K for the fiscal year ending December 31, 2006, of approximately $731,000. This reclassification represents the effect of the adjustment resulting from the non-cash charges discussed above that related to fiscal 2005 and prior years. Neither the current period charge nor the reclassification affect our cash position. There were no significant income tax effects relating to this adjustment for the Company.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year as well as any additional specifically identified inventory to be subject to a provision for excess inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies. At September 30, 2006, our inventory reserves were $830,000, or 20% of our $4.2 million total gross inventories.

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

In September 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC) issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted SAB 108 in the quarter ended September 30, 2006. The adoption of this guidance has not had a material impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of Accounting Principles Board Opinion ("APB") No. 20 and SFAS No. 3," which changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of this guidance has not had a material impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 and 2005

NET LOSS. Net loss for the three months ended September 30, 2006 improved to $5.2 million from $7.4 million for the corresponding period of 2005. Net loss for the nine months ended September 30, 2006 improved to $14.3 million from $17.3 million for the corresponding period of 2005.

REVENUES. Revenues for the three months ended September 30, 2006 of $6.6 million represented an increase of $1.4 million, compared to revenues of $5.2 million for the corresponding period of 2005. Revenues for the nine months ended September 30, 2006 of $21.2 million represented an increase of $3.1 million, compared to revenues of $18.1 million for the corresponding period of 2005. Following is a discussion of changes in revenues:

Clinical molecular diagnostic product revenue increased to $5.4 million in the quarter ended September 30, 2006 from $4.0 million in the quarter ended September 30, 2005. Clinical molecular diagnostic product revenue increased to $15.1 million in the nine months ended September 30, 2006 from $11.4 million in the nine months ended September 30, 2005.

Research product revenues increased to $1.2 million in the three months ended September 30, 2006 from $1.0 million in the three months ended September 30, 2005. Research product revenues decreased to $5.8 million in the nine months ended September 30, 2006 from $6.1 million in the nine months ended September 30, 2005. The decrease in research product sales during 2006 resulted from a decrease in genomic research product sales to a Japanese research institute for use by several end users. The decrease in research revenue from the Japanese research institute was partially offset by an increase in revenue from our Agbio business.

Significant Customers. We generated $2.8 million, or 13% of our revenues, from sales to a major Japanese research institute for use by several end-users during the nine months ended September 30, 2006, compared to $3.6 million, or 20% of our revenues during the nine months ended September 30, 2005. In addition, we generated $2.2 million or 10% of our revenues, from sales to a large clinical lab during the nine months ended September 30, 2006.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the three months ended September 30, 2006, cost of goods sold increased to $2.2 million, compared to $1.6 million for the corresponding period of 2005. For the nine months ended September 30, 2006, cost of goods sold increased to $6.3 million, compared to $5.4 million for the corresponding period of 2005. The increase in the three and nine month periods was primarily due to the increase in sales volume, amortization of new licenses and the write-off of defective inventory due to a supplier relocation in the third quarter.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing, (including clinical trials to validate the performance of our products) and enhancement of our products, and acquisition of technologies used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended September 30, 2006 were $3.5 million, compared to $2.1 million for the three months ended September 30, 2005. Research and development expenses for the nine months ended September 30, 2006 were $8.8 million, compared to $6.6 million for the nine months ended September 30, 2005. The increase in research and development expenses was primarily due to an increase in personnel, product development expense (including costs incurred by us in pursuit of FDA premarket approval for our HPV offering), and an increase in stock based compensation expense of $0.2 million and $1.0 million in the three and nine month periods, respectively, compared to the same periods in 2005. We will continue to invest in research and development, and expenditures in this area will increase as we expand our product development efforts. In addition, as the Company moves towards consideration of FDA cleared or approved products, there will be increased expenses attributed to these activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended September 30, 2006 were $2.7 million, a decrease of $1.0 million, compared to $3.7 million for the corresponding period of 2005. Selling and marketing expenses for the nine months ended September 30, 2006 were $8.6 million, a decrease of $1.6 million, compared to $10.2 million for the corresponding period of 2005. The decrease in selling and marketing expenses was due to a decrease in personnel related and equipment expense, offset by an increase in stock based compensation expense of $0.2 million and $0.5 million in the three and nine month periods, respectively, compared to the same periods in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $3.5 million in the three months ended September 30, 2006, from $2.9 million for the corresponding period in 2005. General and administrative expenses increased to $11.5 million in the nine months ended September 30, 2006, from $8.5 million for the corresponding period in 2005. The increase in general and administrative expense was due to an increase in legal fees related to our patents and the equity investment in our Japan subsidiary, a sales tax charge and an increase in stock based compensation expense of $0.2 million and $1.5 million in the three and nine month periods, respectively compared to the same periods in 2005.

LITIGATION EXPENSE. Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense decreased to $0.3 million in the three months ended September 30, 2006 from $2.7 million in the corresponding period in 2005. Litigation expense decreased to $1.4 million in the nine months ended September 30, 2006 from $5.2 million in the corresponding period in 2005. The decreases were the result of the decreased litigation activity due to the resolution of the lawsuits with Innogenetics, Chiron Corporation, Bayer Corporation, and Digene Corporation. We anticipate litigation expense to remain below the 2005 levels for the remainder of the year.

IMPAIRMENT. In the nine months ended September 30, 2005 an impairment charge of $0.2 million was recorded for the loss on equipment that was sold.

RESTRUCTURING. In the three and nine months ended September 30, 2006 a credit of $0.2 million was recorded to adjust the restructuring accrual due to an amendment to the building lease.

INTEREST INCOME. Interest income for the three months ended September 30, 2006 and 2005 was $0.4 million and $0.5 million, respectively. Interest income for the nine months ended September 30, 2006 and 2005 was $1.1 million and $1.2 million, respectively.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2006 and 2005 was approximately $0.1 million. Interest expense for the nine months ended September 30, 2006 and 2005 was $0.2 million and $0.3 million, respectively.

OTHER INCOME (EXPENSE). Other expense for the three months ended September 30, 2006 was approximately $0.1 million compared to $31,000 for the same period in 2005. Other expense for the nine months ended September 30, 2006 was approximately $0.1 million compared to $0.3 million for the same period in 2005. The change in other expense was primarily due to the adjustments related to foreign currency transactions in the periods.

MINORITY INTEREST. Minority interest for the three and nine months ended September 30, 2006 was $65,000 and $106,000, respectively. Minority interest represents Third Wave Japan's minority investors' share of the equity and earnings of the subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, product sales, a convertible note and an initial public offering. As of September 30, 2006, we had cash and cash equivalents and short-term investments of $33 million.

Net cash used in operations for the nine months ended September 30, 2006 was $10.7 million, compared to $12.7 million in the corresponding period in 2005. The change was primarily due to lower operating losses.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $8.8 million, compared to net cash used of $0.9 million in the corresponding period in 2005. Investing activities included capital expenditures of $0.6 million in the nine months ended September 30, 2006 versus $0.3 million for the same period in 2005. Investing activities in the nine months ended September 30, 2006 included the payment on license fee arrangements of $0.7 million and a change in the restricted cash balance of $0.8 million. Investing activities in the nine months ended September 30, 2005 also included proceeds from the sale of equipment of $0.2 million. In addition, net cash provided by investing activities included $9.3 million from the maturity of short term investments in the nine months ended September 30, 2006, compared to cash usage of $0.8 million to purchase short-term investments in 2005.

Net cash provided by financing activities was $5.4 million in the nine months ended September 30, 2006 compared to $0.4 million in 2005. Cash provided by financing activities in the nine months ending September 30, 2006 consisted of proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans of $0.7 million compared to $0.7 million in the corresponding period of 2005. In the nine months ended September 30, 2006, $0.3 million was used to repay debt, compared to $0.1 million in the same period in 2005. Additionally, in the nine months ended September 30, 2006 and 2005, $107,000 and $71,000 was used for capital lease obligations, respectively. Financing activities in the nine months ended September 30, 2005 also included proceeds from long-term debt of $0.8 million and the repurchase of common stock for treasury of $0.9 million. Financing activities in the nine months ended September 30, 2006 also included proceeds from a minority equity investment in our Japan subsidiary of $5.1 million. The proceeds from the equity investment are required to be used in the operations of our Japan subsidiary.

The Company has three notes payable to a bank in the original amounts of $200,000, $270,000, and $800,000. These notes have respective final maturity dates of July 1, 2007, October 1, 2009, and July 1, 2008, bear annual interest at 4.25%, 4.93%, and 5.2%, respectively, and require monthly principal and interest payments. The borrowings under the notes payable are secured by short-term investments consisting of certificates of deposit in the aggregate amount of $775,000. The Company has an available and unused $1,000,000 letter of credit with the same bank that expires on September 1, 2007.

We believe that current cash reserves together with our ability to generate cash through operations, financing activities and other sources will be sufficient to support short-term and long-term liquidity requirements for current operations (including annual capital expenditures). However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated.

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

     - the possible acquisition of complementary products, businesses or technologies; and

     -    the timing of capital expenditures

CONTRACTUAL OBLIGATIONS

During the quarter ended September 30, 2006 we amended our facility lease. As a result of the amendment, our operating lease obligations have changed as follows (in thousands):

                                                            FOURTH                                 2011 AND
                                               TOTAL     QUARTER 2006    2007-2008    2009-2010   THEREAFTER
                                            ----------   ------------   ----------   ----------   ----------
Pre-amendment operating lease obligation    $   10,481    $      470    $    3,986   $    4,311   $    1,714
(Decrease)/increase in obligation           $      542    $     (152)   $     (291)  $   (1,396)  $    2,381
Post-amendment operating lease obligation   $   11,023    $      318    $    3,695   $    2,915   $    4,095

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. There have been no material changes to such exposures during the third quarter of 2006.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company's management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the period covered by this report in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting. As a result of our review of Stock Option Grants and Procedures (see Footnote 3 to the financial statements), subsequent to the period covered by this report we modified our procedures for granting stock options to ensure correct measurement dates are used in the future.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

In September 2004, we filed a suit against Stratagene Corporation in the United States District Court for the Western District of Wisconsin. The complaint alleged patent infringement of two of our patents concerning our proprietary Invader(R) technology by Stratagene's sale of its QPCR and QRTPCR Full Velocity products. The case was tried before a jury in August 2005, and the jury found that Stratagene willfully infringed our patents and that our patents were valid. The jury awarded us $5.29 million in damages. The Court subsequently entered a permanent injunction barring Stratagene from making, selling or offering to sell its Full Velocity QPCR and QRT-PCR products and any other products that practice our patented Invader(R) methods. In December 2005, the Court tripled the damages award to $15.9 million and ruled that Stratagene must pay attorney fees of $4.2 million. In January 2006, the Court awarded additional interest on the damages award in the amount of $485,716, increasing the total damages amount to $16.4 million. Also in January 2006, Stratagene posted a $21 million civil bond to stay payment of the judgment while it conducts its appeal. Stratagene has appealed the verdict, the award of enhanced damages, and the award of attorneys' fees and costs to the Court of Appeals for the Federal Circuit in Washington, D.C. Appellate briefing was completed on July 10, 2006. Oral arguments before the

Appellate court are set for December 7, 2006.

In May 2005, Stratagene Corporation filed suit against us in the United States District Court for the District of Delaware. The complaint alleges patent infringement of claims of two Stratagene patents relating to our Invader Plus(R) chemistry. The complaint was served on us in September 2005. Recently, at the request of both parties, the Court rescheduled the trial date to April 7, 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None.

ITEM 5. OTHER INFORMATION. - None.

ITEM 6. EXHIBITS

The exhibits required to be filed as a part of this Report are listed in the
Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THIRD WAVE TECHNOLOGIES, INC.


Date: November 8, 2006                 /s/ Kevin T. Conroy
                                       -----------------------------------------
                                       Kevin T. Conroy, Chief Executive Officer


Date: November 8, 2006                 /s/ Maneesh K. Arora
                                       -----------------------------------------
                                       Maneesh K. Arora, Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION               INCORPORATED BY REFERENCE TO
-----------               -----------               ----------------------------
10.1          Amendment Two to Lease dated
              September 1, 2006, by and between
              University Research Park, Inc. and
              Third Wave Technologies, Inc.

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