Form 10-K
period 2006-12-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2007-03-16
CIK 1120438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the last sale price of the common stock of the registrant on June 30, 2006, as reported by the Nasdaq Stock Market, was $97,316,051.

As of the close of business on March 1, 2007, the registrant had 41,950,129 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2007.

THIRD WAVE TECHNOLOGIES

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9B.	Other Information	62

PART III
Item 10.	Directors and Executive Officers of the Registrant	62
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
Item 13.	Certain Relationships and Related Transactions	62
Item 14.	Principal Accountant Fees and Services	62

PART IV
Item 15.	Exhibits, Financial Statements and Schedules	62
Signatures		63
Amendment to 2000 Stock Plan
Amended and Restated Employment Agreement - Keven T. Conroy
Amended and Restated Employment Agreement - Maneesh Arora
Employment Agreement - Cindy Ahn
Employment Agreement - John Bellano
Employment Agreement - Jorge Garces
Emplyment Agreement - Greg Hamilton
Employment Agreement - Ivan Trifunovich
2007 Incentive Plan
Long Term Incentive Plan No. 4
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Certification
Certification
Certification
Certification

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-K, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-K are based on management’s current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies and products; losses or earnings; operating expenses, including, without limitation, marketing expense and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the “Overview” section of Item 7 hereof and in Part I, Item 1A — Risk Factors.

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

In the U.S., our registered trademarks are Third Wave®, Cleavase®, Invader®, InvaderCreator®, and Invader Plus®. Cleavase and Invader are registered in Japan, Germany, the UK and France. Trademark applications are pending in the U.S. for InPlextm, Inrangetm, and Universal Invadertm.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Third Wave Technologies, Inc. develops and markets molecular diagnostics for a variety of DNA and RNA analysis applications, providing our clinical, research and agricultural customers with superior molecular solutions. Our products are based on our proprietary Invader chemistry. It is a novel, molecular chemistry that we believe is easier to use, more accurate and cost-effective than competing technologies. Third Wave was incorporated in California in 1993 and reincorporated in Delaware in 2000.

We believe the market of greatest application and commercial opportunity for Third Wave’s Invader chemistry is clinical molecular diagnostics. We estimate that this market is approximately $1.8 billion worldwide today and will grow to $2.4 billion worldwide by 2008. Within this market, there are a number of diverse segments for which our chemistry is well suited, including genetics and pharmacogenetics, women’s health, infectious disease and oncology. In addition to the molecular diagnostics market, the utility of the Invader chemistry can be extended to research, agricultural and other applications.

THIRD WAVE MISSION AND CORPORATE STRATEGY

Our mission is to be a leading provider of superior molecular solutions. We seek to achieve our mission by continuing to convert our proprietary Invader molecular chemistry into valuable molecular diagnostic products.

We have implemented a strategy to:

•	Grow our U.S. clinical molecular diagnostic revenue through our expanding product menu by using our strong U.S. distribution and thought-leader networks;

•	Continue to expand our pipeline of molecular diagnostic products and enhance our product capabilities; and

•	Partner when appropriate to optimize our opportunities in molecular diagnostics and in markets where the Invader chemistry can create unique competitive advantages.

TECHNOLOGY

Invader Chemistry

Invader chemistry is a simple and scalable DNA and RNA analysis solution designed to provide accurate results more quickly. It is an isothermal, DNA-probe-based reaction that detects specific genomic sequences or variations.

The performance and flexibility of Invader chemistry can be coupled with the sensitivity of a rudimentary form of polymerase chain reaction whose patents have expired. We call this combination Invader Plus and believe that it will bring the advantages of both chemistries to our customers, enabling them to perform molecular testing more easily and more rapidly.

We have developed, and will to continue to develop, a line of clinical molecular diagnostic products based on our Invader chemistry. Clinical applications of the Invader chemistry include detecting genetic variations associated with inherited conditions such as cystic fibrosis, hemostasis and cardiovascular risk factors, and those associated with drug efficacy and adverse drug reactions. They also include confirming diagnosis, quantifying viral load and genotyping for infectious diseases such as hepatitis B and C, and for detecting human papillomavirus (HPV). We have received in vitro diagnostic device clearance from the U.S. Food and Drug Administration for our Invader UGT1A1 molecular assay. The Invader UGT1A1 molecular assay is cleared for use to identify patients who may be at increased risk of adverse reaction to the chemotherapy drug Camptosar® (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene. Camptosar, marketed in the U.S. by Pfizer, Inc., is used to treat colorectal cancer and was relabeled recently to include dosing recommendations based on a patient’s genetic profile.

In addition to our growing menu of clinical products, there are a number of other Invader chemistry applications, including research, agriculture, and other potential industrial applications, including food and water testing.

INDUSTRY BACKGROUND

Prior to the late 1990s, many diagnostic testing methods had limited accuracy and served primarily as guides to analysis. This is changing with the emergence of nucleic acid testing, also referred to as NAT or molecular diagnostic testing.

Nucleic acid testing is the direct analysis of DNA or RNA. It is accomplished through genotyping, determining whether a variation or series of variations are present in an individual, or gene expression analysis, determining the level of activity of a specific gene by quantitating the messenger RNA, or mRNA, it is producing. The advantage of this testing method is that it directly detects DNA or RNA rather than monitoring antigens or antibodies. Initially NAT was used primarily for HIV and blood screening, but it is rapidly displacing conventional testing methods as the industry standard for a variety of applications. For example, the need to perform accurate blood screening and tests for infectious diseases/viral loads has resulted in NAT replacing immunotechnology (immunoassays) as the solution of choice among many clinical labs.

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

LIMITATIONS OF CONVENTIONAL METHODS VERSUS THE THIRD WAVE SOLUTION

A limited number of chemistry platforms are presently capable of performing NAT, including the following:

Name	Platform	Status

PCR	Target Amplification	Most commonly used technology
TMA/NASBA	Target Amplification	Market leader for blood screening
Hybrid Capture	Signal Amplification	Currently used primarily for HPV testing
INVADER®	Signal Amplification	Adoption across multiple applications
Invader Plus®	Target/Signal Amplification	New capability for numerous applications

Many of today’s methods for analyzing nucleic acids are based on hybridization in combination with polymerase chain reaction (“PCR”).

We believe the Invader and Invader Plus chemistries offer competitive advantages compared to the other forms of NAT, including:

•	Accuracy — In the study submitted to the FDA as part of the Company’s application for clearance of its Invader UGT1A1 Molecular Assay, it was 100% accurate compared to DNA sequencing, the standard for genotype determination.

•	Ease of Use — Invader products are extremely easy to use for technicians of any skill level. Assay setup requires a simple addition of the reagents to the prepared sample and can be completed with minimal hands-on time. During the incubation at a single temperature, technicians are free to perform additional duties.

•	Flexibility/Scalability — The Invader chemistry is highly scalable, allowing any Clinical Laboratory Improvement Amendments (CLIA) certified high complexity lab, regardless of size, to take advantage of its benefits.

PRODUCTS AND PRODUCT CANDIDATES

We have applied our proprietary Invader chemistry to a number of molecular diagnostic, research and other applications. We have a pipeline of new products under development, which we anticipate releasing during 2007 and beyond, and are assessing the technical feasibility and commercial viability of a number of other applications.

Molecular Diagnostics

PRODUCTS ON THE MARKET — UNITED STATES

InVitro Diagnostic (IVD) Devices

•	Invader UGT1A1 Molecular Assay

Analyte Specific Reagents (ASRs)

•	Hepatitis C virus (HCV)

•	Cystic Fibrosis Transmembrane Conductance Regulator gene (CFTR)

•	Human Papillomavirus (HPV)

•	Connexin 26

•	Factor V (Leiden)

•	Factor II (prothrombin)

•	Apolipoprotein E (ApoE) (C112R)

•	Apolipoprotein E (ApoE) (R158C)

•	Plasminogen Activator Inhibitor-1 (PAI-1) (4G/5G)

•	Platelet Glycoprotein IIIa (PL A1/A2) (Leu 33 Pro, T1565C)

•	Warfarin

•	Rett

•	Methylenetetrahydrofolate reductase (MTHFR gene)

•	Apolipoprotein E (ApoE gene)

PRODUCTS ON THE MARKET — EUROPEAN ECONOMIC AREA (EEA)

InVitro Diagnostic Devices — CE Mark

•	Factor V Leiden (G1691A)

•	Factor II (FII G20210A)

•	Methylenetetrahydrofolate reductase (MTHFR) (C677T)

•	Methylenetetrahydrofolate reductase (MTHFR) (A1298C)

•	Apolipoprotein E (ApoE) (C112R)

•	Apolipoprotein E (ApoE) (R158C)

•	Plasminogen Activator Inhibitor-1 (PAI-1) (4G/5G)

•	Platelet Glycoprotein IIIa (PL A1/A2) (Leu 33 Pro, T1565C)

•	Connexin 26 (Gap Junction Beta 2 gene; 35delG)

•	Connexin 26 (Gap Junction Beta 2 gene 167delT)

PRODUCTS IN DEVELOPMENT OR BEING ASSESSED FOR TECHNICAL FEASIBILITY AND COMMERCIAL VIABILITY

•	Additional HPV offerings

•	Additional CFTR offerings

•	MRSA

•	Chlamydia

•	Gonorrhea

•	Additional infectious disease targets

•	Hepatitis B virus

•	Mirco RNA panels

•	Various additional CYP450 products (identification of genes associated with drug response)

We also have developed a number of DNA and RNA analysis products for the research and agricultural biotechnology markets.

MANUFACTURING

We manufacture products at our facility in Madison, Wisconsin and outsource certain components to various contract manufacturers. We work closely with the vendors of these components to optimize the manufacturing process, monitor quality control and ensure compliance with our product specifications. Together with our outsource component contract manufacturers, we have scalable manufacturing systems, possess the expertise necessary to manufacture our products and have sufficient capacity to meet our customer requirements.

Certain key components of our products may be sourced from a single supplier or a limited number of suppliers. In addition, some of the components incorporated into our products may be proprietary and unavailable from secondary sources. See Part I, Item 1A — Risk Factors.

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

MARKETING AND SALES

We currently market and sell our products in the U.S. through a combination of direct sales personnel who are focused primarily on the clinical market, and through collaborative relationships. Our clinical sales force is comprised of 33 direct sales representatives and technical support personnel. We plan to increase our sales force as market demand requires. The clinical sales force targets high-volume clinical reference laboratories that meet the criteria for highly-complex CLIA laboratories.

We have more than 175 clinical testing customers in the U.S. and we serve most major clinical laboratories that perform molecular testing. During 2006, the majority of our product sales were to domestic clinical laboratories.

Our products for the research market are sold primarily through collaborative relationships with research institutions and pharmaceutical companies focused on the life sciences in humans, plants and animals. We also appear at industry trade shows in connection with our marketing efforts.

Third Wave has established a strong and direct presence in Japan. In 2002, we established a wholly-owned subsidiary for the purpose of working more directly with our customers, collaborators and distributors in the Japanese market. We have 12 employees based in Japan. In April 2006 we sold a minority interest in our Japan subsidiary to Mitsubishi Corporation and CSK Institute for Sustainability, LTD. As part of this transaction, we are working together with Mitsubishi to accelerate the penetration of Invader products in Asia-Pacific clinical laboratories, particularly in Japan.

Our customer base is dominated by a small number of large clinical-testing laboratories (Quest Diagnostics, Inc., Specialty Laboratories, Inc., Mayo Medical Laboratories, Kaiser Permanente, Spectrum Laboratory Network and Berkeley Heart Laboratories) and research customers (University of Tokyo/RIKEN and Pioneer Hi-Bred International, Inc.). In 2006 and 2005, we generated $9.0 million (32% of total revenue) and $7.0 million (29% of total revenue), respectively, from sales to these large clinical-testing laboratories. In addition, in 2006 and 2005 we generated $5.5 million (20% of total revenue) and $6.0 million (25% of total revenue), respectively, from sales to these research customers. If we are unable to maintain current pricing levels and/or volumes with these customers, our revenues and business may suffer materially. See Part  I, Item 1A — Risk Factors.

We intend to continue to pursue domestic and international market opportunities through a combination of direct sales, distribution arrangements and collaborative relationships. The Company plans to expand into the EU market through distribution arrangements in 2007.

For a description of our industry segment and our product revenues by geographic area, see Note 14 of the Notes to the Consolidated Financial Statements included under Item 8 of this Form 10-K. As described in this Note, in 2006 we derived approximately 17% of our product revenues from sales to international end-users. The majority of our international sales were to a major Japanese research institute for use by several end-users. Our international sales are subject to customary risks associated with international transactions. See Part I, Item 1A — Risk Factors.

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

BML

In December 2000, we entered into a development and commercialization agreement with BML, Inc., (“BML”), one of the two largest clinical reference laboratories in Japan. Through this agreement, the companies are collaborating to develop and commercialize molecular diagnostics for infectious disease, genetic testing and pharmacogenomics. Under the agreement, we develop mutually agreed upon clinical assays, and BML reimburses development expenses and purchases final product. As provided by the terms of the agreement, we develop and supply BML with clinical reagents at preferential prices. We have certain rights to commercialize the developed assays worldwide; however, such commercialization rights are limited in Japan depending on BML’s intellectual property surrounding the specific assay. Further, BML has the right to negotiate the terms and conditions under which BML would have the right to use the developed assays for providing clinical testing services in Japan. The term of the agreement is until December 31, 2009.

MONOGRAM BIOSCIENCES (formerly ACLARA BIOSCIENCES, INC.)

In October 2002, we entered into limited license and supply agreements with ACLARA BioSciences, Inc., which was acquired by Monogram Biosciences (formerly Virologics, Inc.) in December 2004. Under this agreement, Monogram has nonexclusive rights to incorporate our proprietary Invader® chemistry and Cleavase® enzyme with Monogram’s eTagtm technology platform for multiplexed gene expression applications for the research market.

In exchange for the license, Monogram made up-front payments and will continue to make royalty payments based on sales of the Monogram product.

UNIVERSITY OF TOKYO/RIKEN

In 2003, Third Wave entered into a collaboration with the University of Tokyo to support the genetic research efforts directed by Dr. Yusuke Nakamura, group director of the Research Group for Personalized Medicine at RIKEN and director of the Genome Center at the University of Tokyo. Dr. Nakamura is widely regarded as one of the world’s leading genetic researchers and was the leader of the Japanese portion of the International Haplotype Map (HapMap) Project as well as other large-scale genotyping projects.

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

INTELLECTUAL PROPERTY

We have implemented a patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. We currently own 46 issued U.S. patents, and hold exclusive licenses to two issued patents in the U.S., own seven issued patents in Australia, two issued patents in Canada, one issued patent in Japan, one issued patent in China and two issued European Cooperative patents. We have received notices of allowance for one additional U.S. patent application. We have 78 additional U.S. patent applications pending, including 8 non-provisional applications. In addition, we have licensed rights to patents and patent applications pending in the U.S., Japan and other major industrialized nations, covering genetic variations associated with drug metabolism. We have licensed rights to patents and/or patent applications covering genetic variations associated with certain diseases for which we have designed clinical diagnostic products. In 2005, we obtained a nonexclusive license from the Mayo Foundation for a suite of patents related to detection of genetic polymorphisms in the human UGT1A1 gene. We also have licensed rights to patents and/or patent applications covering various nucleic acid amplification or detection platforms, detection methodologies, and the like. In 2005, we obtained a nonexclusive license from Abbott Molecular Diagnostics for a patent related to multiplex PCR amplification in diagnostic applications. In 2006, Third Wave acquired a nonexclusive license to certain of Innogenetics’ patents related to HCV genotyping for the U.S. Reflecting our international business strategy, we have foreign filings in major industrialized nations corresponding to each major technology area represented in our U.S. patent and application claims. Currently, we have 88 pending applications in foreign jurisdictions, and four international (PCT) applications for which foreign filing designations have not yet been made.

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

The Company’s issued U.S. patents will expire between 2012 and 2021. Our success depends, to a significant degree, on our ability to develop proprietary products and technologies. We intend to continue to file patent applications, and to license rights to patents and patent applications, as we develop new products, technologies and patentable enhancements. Prosecution practices have been implemented to avoid any application delays that could compromise the guaranteed minimum patent term. There can be no guarantee, however, that such procedures will prevent the loss of a potential patent term.

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

In addition to patent protection, we rely on copyright and trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants are required to sign agreements to assign to us their interests in discoveries, inventions, patents and copyrights arising from their work for us. They are also required to maintain the confidentiality of our intellectual property and trade secrets, and refrain from unfair competition with us during their employment and for a period of time after their employment with us, including solicitation of our employees and customers. We cannot be certain that these agreements will not be breached or invalidated. In addition, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technologies.

See Part I, Item 1A — Risk Factors.

COMPETITION

The markets for our technologies and products are very competitive, and we expect the intensity of competition to increase. We compete with organizations that develop and manufacture products and provide services for the analysis of genetic information for research and/or clinical applications. These organizations include (1) diagnostic, biotechnology, pharmaceutical, healthcare, chemical and other companies, (2) academic and scientific institutions, (3) governmental agencies and (4) public and private research organizations. Many of our competitors have greater financial, operational, sales and marketing resources and more experience in research and development than we have. Moreover, competitors may have greater name recognition than we do and may offer discounts as a competitive tactic. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products or render our products obsolete.

We compete with many companies in the U.S. and abroad engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. These companies may have or develop products competitive with the products offered by us. Clinical laboratories also may offer testing services that are competitive with our products. Clinical laboratories may use reagents purchased from us or others to develop their own diagnostic tests. Such laboratory-developed tests may not be subject to the same requirements for clinical trials and FDA submission requirements that may apply to our products.

In the clinical market, we compete with several companies offering alternative technologies to the Invader chemistry. These companies include, among others: Abbott Laboratories; Bayer Corporation; Becton, Dickinson and Company; BioRad Laboratories, Inc.; Digene Corporation; Roche Diagnostics Corporation; Gen-Probe; Applera Corporation companies including Applied Biosystems and Celera; Innogenetics, Inc.; TM Bioscience Corporation; and Ventana Medical Systems Inc.

In the research market, we compete with several companies offering alternative technologies to the Invader chemistry. These companies include, among others: Affymetrix, Inc.; Perlegen Sciences, Inc.; Illumina, Inc.; and Applied Biosystems.

We believe the primary competitive factors in our markets are performance and reliability, ease of use, standardization, cost, proprietary position, market share, access to distribution channels, regulatory approvals, clinical validation and availability of reimbursement.

See Part I, Item 1A — Risk Factors.

GOVERNMENT REGULATION

We are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act and other laws. The Food, Drug and Cosmetic Act requires that medical devices introduced to the U.S. market, unless otherwise exempted, be the subject of either a premarket notification clearance, known as a 510(k), or a premarket approval, known as a PMA. Some of our clinical products may require a PMA, others may require a 510(k). Other products may be exempt from regulatory clearance or approval, but still subject to restrictions by FDA.

With respect to products reviewed through the 510(k) process, we may not market a product until an order is issued by the FDA finding our product to be substantially equivalent to a legally marketed product known as a predicate device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial review. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the U.S. The FDA, however, may determine that the device is not substantially equivalent and require a PMA, or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. If, after reviewing the 510(k), the FDA determines there is no predicate device, we may request that the FDA use the process known as de novo classification and then clear the device through that means, rather than a PMA. De novo classification is intended to be used for lower-risk products. By requesting additional information, the FDA can further delay market introduction of our products.

If the FDA indicates that a PMA is required for any of our clinical products, the application will require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA’s refusal to accept the data and/or the imposition of regulatory sanctions. There can be no assurance that we will be able to meet the FDA’s requirements or receive any necessary approval or clearance.

Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how our device is marketed or to whom it may be sold. Even in the case of devices like analyte specific reagents, or ASRs, most of which are exempt from 510(k) clearance or PMA approval requirements, the FDA imposes restrictions on marketing. Additionally, our ASR products may be sold only to clinical laboratories certified under Clinical Laboratory Improvement Amendments (CLIA) to perform high complexity testing. The FDA is currently in the process of drafting guidelines for ASRs and these guidelines may result in the FDA limiting the types of products that can be sold as ASRs. Some products that have been marketed as ASRs may need clearance or approval if the FDA revises its guidelines. In addition to requiring approval or clearance for new products, the FDA may require approval or clearance prior to marketing products that are modifications of existing products. We cannot be assured that any necessary 510(k) clearance or PMA approval will be granted on a timely basis, if at all. Delays in receipt of or failure to receive any necessary 510(k) clearance or PMA approval or the imposition of stringent restrictions on the labeling and sales of our products could have a material adverse effect on us. We do not anticipate that our products that are labeled for research use only, or RUO, (i.e., products used in drug discovery or genomics research) will be subject to additional government regulation of significance. Our products labeled as ASRs or labeled for in-vitro diagnostic use will be regulated as medical devices by the FDA and in certain other countries. We believe most of our products currently marketed pursuant to FDA regulations as ASRs, as well as many products we intend to market in the future as ASRs, are exempt from the 510(k) premarket notification and premarket approval requirements, however, the regulatory status of some of these products may change if FDA develops new guidelines on ASRs. The FDA may require that we obtain, or we may choose to obtain, regulatory clearances or approvals for certain of our products or their applications, as was done for our Invader UGT1A1 Molecular Assay. We expect that we will apply for FDA clearances or approvals for some of our current and future products.

As a medical device manufacturer, we are also required to register our facility and list our products with the FDA. In addition, we are required to comply with the FDA’s quality systems regulations, or QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. In addition, the medical device reporting regulation requires that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Under FDA regulatory requirements, we may not make claims about the performance, intended clinical use or efficacy of ASR products, and we may provide only limited information to laboratories concerning these products. There are also restrictions on the concurrent marketing of components that can be used to develop an assay and other restrictions as well.

Our manufacturing facility is subject to periodic and unannounced inspections by the FDA for compliance with QSRs. Additionally, the FDA often will conduct a preapproval inspection for PMA devices. If the FDA believes we are not in compliance with applicable laws or regulations, it can issue a warning letter, detain or seize our products, issue a recall notice or request that a recall be initiated, seek to enjoin future violations and assess civil and criminal penalties against us. In addition, approvals or clearances could be withdrawn under certain circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on us.

Any customers using our products for clinical use in the U.S. will be regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We cannot assure you that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on us by limiting the potential market for our products.

Medical device laws and regulations are also in effect in many of the countries in which we may do business outside the U.S. These range from comprehensive device approval requirements for some or all of our medical device products, to requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in some states in which we do business. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not incur significant costs in obtaining or maintaining foreign regulatory approvals. In addition, export of certain of our products that have not yet been cleared or approved for domestic commercial distribution may be subject to FDA export restrictions.

We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of and the cost of compliance with these regulations could have a material adverse effect on our business.

See Part I, Item 1A — Risk Factors.

RESEARCH AND DEVELOPMENT

Research and development costs associated with our products and technologies, as well as facilities costs, personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. Research and development expenses for the years ended December 31, 2006, 2005, and 2004 were $12.4 million, $8.4 million, and $11.6 million, respectively.

EMPLOYEES

As of December 31, 2006, we employed 162 persons, of whom 31 hold doctorate degrees and 108 hold other advanced degrees. Approximately 55 employees are engaged in research and development, 39 in business development, sales and marketing, 30 in operations and manufacturing and 38 in intellectual property, finance and other administrative functions. Our success will depend in large part on our ability to attract and retain qualified employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

AVAILABLE INFORMATION

We make available financial information, news releases and other information on our web site at www.twt.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our Code of Business Conduct (which governs all officers, executives, directors and employees of the Company), and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our web site as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAD AN ACCUMULATED DEFICIT OF $177.7 MILLION AT DECEMBER 31, 2006, AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We have had substantial operating losses since our inception in 1993, and we expect our operating losses to continue over the foreseeable future. We experienced net losses of $18.9 million in 2006, $22.3 million in 2005, and $1.9 million in 2004. In order to further develop our products and technologies, including development of new products for the clinical market, we will need to incur significant expenses in connection with our internal research and development and commercialization programs. As a result, we expect to incur annual operating losses for the foreseeable future. In addition, there is no assurance that we will ever become profitable or that we will sustain profitability if we do become profitable. Should we experience protracted or unforeseen operating losses, our capital requirements would increase and our stock price would likely decline.

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

Research and development costs associated with our products and technologies, as well as facilities costs, personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. Research and development expenses for the years ended December 31, 2006, 2005, and 2004 were $12.4 million, $8.4 million, and $11.6 million, respectively. We cannot reduce these expenses quickly in the short term. If our revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly. Failure to achieve anticipated levels of revenues could significantly harm our operating results for one or more fiscal periods. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, our operating results in a future fiscal quarter may not meet the expectations of stock market analysts and investors. In that case, our stock price would likely decline and investors would experience a decline in the value of their investment.

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

WE ARE RELIANT ON OUR ABILITY TO MANUFACTURE AND DEVELOP PRODUCTS. IF THERE IS A DISRUPTION TO THE MANUFACTURING OF OUR PRODUCTS, IT MAY HAVE AN ADVERSE AFFECT TO OUR BUSINESS.

If we fail to meet our manufacturing needs, we may not be able to provide our customers with the quantity of products they require, which would damage customer relations and result in reduced revenues. Additionally, some of our products must be manufactured in accordance with the FDA’s QSRs, and we cannot guarantee that our manufacturing and production systems will always be in compliance with the QSRs. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on us.

Key components of our products may be sourced from a single supplier or a limited number of suppliers. In addition, some of the components incorporated into our products may be proprietary and unavailable from secondary sources. Finally, to comply with QSRs, we must verify that our suppliers of key components are in compliance with all applicable FDA regulations and meet our standards for quality. Should we be unable to continue to obtain needed components from our existing suppliers on commercially reasonable terms, if at all, it could be time consuming and expensive for us to seek alternative sources of supply. Consequently, if any events cause delays or interruptions in the supply of our components, we may not be able to supply our customers with our products on a timely basis which would adversely affect our results of operations.

WE MAY NOT BE ABLE TO CONTINUE TO OUTSOURCE THE MANUFACTURE OF COMPONENTS FOR OUR PRODUCTS ON FAVORABLE TERMS, IF AT ALL, AND EVEN SUCCESSFUL OUTSOURCING CREATES RISK DUE TO OUR RESULTING RELIANCE ON VENDORS.

We currently outsource a portion of our manufacturing, and may pursue additional outsourcing opportunities in the future where economically advantageous. For example, we outsource the manufacture of select components for the microfluidics card format and components of certain assays intended for research applications. However, we may be unable to successfully outsource additional manufacturing in the near term, if at all. The selection and ultimate qualification of vendors to manufacture components for our products could be costly and increase our cost of revenues. In addition, we do not know if we will be able to negotiate long-term contracts with subcontractors to manufacture components for our products at acceptable prices or volumes. Further, even if we find suitable vendors, creation of such arrangements carries risks since we have to rely on the vendor to provide an uninterrupted source of high quality product. Because our customers have high quality and reliability standards and our components require sophisticated testing techniques, we may have difficulty in the future in obtaining sufficiently high quality or timely manufacture and testing of outsourced components. Whenever a subcontractor is not successful in adopting such techniques, we may experience increased costs, including warranty and product liability expense and costs associated with customer support, delays, cancellations or rescheduling of orders or shipments, damage to customer relationships, delayed qualification of new products with our customers, product returns or discounts and lost net revenues, any of which could harm our business, financial condition and results of operations.

OUR LIMITED SALES AND MARKETING EXPERIENCE AND CAPACITY MAY ADVERSELY AFFECT OUR ABILITY TO GROW AND TO COMPETE SUCCESSFULLY IN COMMERCIALIZING OUR POTENTIAL PRODUCTS.

Our sales force consists of 18 individuals focused on direct sales and 15 individuals focused on service and support in the clinical market. We may need to increase the size of our sales force as we further commercialize our products, and we may not be able to recruit, hire and train a sufficient number of sales personnel in a short time frame. We may also market our products through collaborations and distribution agreements with diagnostic, biopharmaceutical and life science companies. We cannot guarantee that we will be able to establish and maintain a successful sales force or to establish collaboration or distribution arrangements to market our products. If we are unable to implement an effective marketing and sales strategy, we will be unable to grow our revenues and execute our business plan. This would have an adverse effect on our business, financial condition and results of operations.

We have limited experience with sales of our clinical molecular diagnostics products outside of the U.S. We cannot guarantee that we will successfully develop sales, distribution, product and customer support capabilities internationally that will enable us to generate significant revenue from sales outside the U.S. In addition, sales made outside the U.S. are subject to foreign regulations typical to the sale and marketing of our products that may pose an additional risk for us. If we fail to increase our revenues from sales outside of the U.S., this would have an adverse effect on our business, financial condition and results of operations.

OUR CUSTOMER BASE IS DOMINATED BY A SMALL NUMBER OF LARGE CLINICAL TESTING LABORATORIES AND MANY OF OUR CONTRACTS WITH KEY CUSTOMERS ARE SHORT-TERM CONTRACTS AND/OR SUBJECT TO EARLY TERMINATION.

Our customer base is dominated by a small number of large clinical testing laboratories (Quest Diagnostics, Inc., Specialty Laboratories, Inc., Mayo Medical Laboratories, Kaiser Permanente, Spectrum Laboratory Network

and Berkeley Heart Laboratories) and research customers (University of Tokyo/RIKEN and Pioneer Hi-Bred International, Inc.). We regularly experience pricing and other competitive pressures in these accounts. Many of our contracts with key customers are short-term contracts and/or subject to early termination. Our customers are not obligated to renew contracts after they expire. If, for any reason, we are unable to maintain or renew our contracts, particularly our contracts with key customers, or if, for any reason, we are unable to maintain current pricing levels and/or volumes with our customers, our revenues and business may suffer materially.

WE MAY REQUIRE ADDITIONAL FINANCING FOR OUR FUTURE OPERATING PLANS. FINANCING MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We may need to raise additional capital in the future. We have expended significant resources and expect to continue to expend significant resources in our research and product development and commercialization activities and to improve production processes, litigate intellectual property disputes, and seek FDA clearance or approvals. The amount of additional capital we will need to raise will depend on many factors, including:

•	our progress with our research and development programs;

•	the needs we may have to pursue FDA clearances or approvals of our products;

•	our level of success in selling our products and technologies;

•	our ability to establish and maintain successful collaborations;

•	the costs we incur in securing intellectual property rights, whether through patents, licenses or otherwise;

•	the costs we incur in enforcing and defending our patent claims and other intellectual property rights;

•	the timing of additional capital expenditures;

•	the need to respond to competitive pressures; and

•	the possible acquisition of complementary products, businesses or technologies.

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

In order to augment our internal sales and marketing efforts and to reach additional product and geographic markets, we have entered into or may enter into strategic partnerships and collaborations for the development, marketing, sales or distribution of our products. These agreements provide us, in some instances, with distribution of our products, access to products and technologies that are complementary to ours and funding for development of our products. We may also be dependent on collaborators for regulatory approvals and clearances, and manufacturing in particular geographic and product markets. If our strategic partnerships and collaborations are not successful, we may not be able to develop or successfully commercialize the products that are the subject of the collaborations on a timely basis, if at all, or effectively distribute our products. In addition, if we do not enter into additional partnership agreements, or if these agreements are not successful, our ability to develop, commercialize and distribute products could be negatively affected which would harm our future operating results.

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

The biotechnology and life sciences industries generally and the genetic analysis and molecular diagnostics markets specifically are highly competitive, and we expect the intensity of competition to increase. We compete with organizations in the U.S. and abroad that develop and manufacture products and provide services for the analysis of genetic information for research and/or clinical applications. These organizations include:

•	diagnostic, biotechnology, pharmaceutical, healthcare, chemical and other companies;

•	academic and scientific institutions;

•	governmental agencies;

•	public and private research organizations; and

•	clinical laboratories.

Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently making or developing technologies, products or services that compete with or are being designed to compete with our technologies and products. Our competitors may develop or market technologies, products or services that are more effective or commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete. Competitors may make rapid technological developments which may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue or market acceptance. Competitors may also obtain regulatory advances or approvals of their diagnostic products more rapidly than we do. Accordingly, if competitors introduce superior technologies or products or obtain regulatory approvals or clearances more quickly than we do, and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our competitive position, and in turn our business, revenues and financial condition, will be seriously harmed. This, in turn, would likely cause our stock price to decline.

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

Certain parties are attempting to rapidly identify and characterize genes and genetic variations through the use of sequencing and other technologies. To the extent any patents are issued to other parties on such partial or full-length genes or genetic variations or uses for such genes or genetic variations, the risk increases that the sale of products developed by us or our collaborators may give rise to claims of patent infringement against us. Others may have filed and, in the future, are likely to file patent applications covering many genetic variations and their uses. Others have filed and, in the future, may file, patent applications covering improvements to our technologies. Any such patent application may have priority over our patent applications and could further restrict our ability to market our products. We cannot assure you that any license that we may require under any such patent will be made available to us on commercially acceptable terms, if at all.

While we believe our technology does not infringe any third party rights, we have in the past been party to and are currently party to litigation involving patents and intellectual property rights. See Part I, Item 3 — Legal Proceedings. We may in the future become party to other litigation involving claims of infringement of intellectual property rights. We could also become involved in disputes regarding the ownership of intellectual property rights that relate to our technologies. These disputes could arise out of collaboration relationships, strategic partnerships or other relationships. Any such litigation could be expensive, take significant time, and could divert management’s attention from other business concerns. If we do not prevail in any pending or future legal proceeding, we may be required to pay significant monetary damages. In addition, we could also be enjoined from use of certain processes or prevented from selling certain configurations of our products that were found to be within the scope of the patent claims. In the event we do not prevail in any pending or future proceeding, we may be required to obtain licenses from the other party, avoid certain product configurations or modify some of our products and processes to design around the patents. Licenses could be costly or unavailable on commercially reasonable terms. Designing around patents or focusing efforts on different configurations could be time consuming, and we could be forced to remove some of our products from the market while we complete redesigns. Accordingly, if we are unable to settle pending or future intellectual property disputes through licensing or similar arrangements, or if any such pending or future disputes are determined adversely to us, our ability to market and sell our products could be seriously harmed. This would in turn harm our business, financial condition and results of operations.

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

If a competitor hired members of our senior management staff, scientific staff, or key employees, or if for any reason these employees do not continue to work for us, we would have difficulty hiring employees with equivalent skills.

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

We anticipate that the manufacturing, labeling, distribution and marketing of a number of our clinical diagnostic products will be subject to extensive regulation in the U.S. and in certain other countries.

The Food, Drug and Cosmetic Act requires that medical devices introduced to the U.S. market, unless otherwise exempted, be subject of either a premarket notification clearance, known as a 510(k), or a premarket approval, known as a PMA. In the U.S., the FDA regulates, as medical devices, most diagnostic tests and in vitro diagnostic (IVD) reagents that are marketed as finished test kits. Some clinical laboratories, however, purchase products that are marketed under FDA regulations as analyte specific reagents (ASRs), and develop and prepare their own finished diagnostic tests. The FDA also considers ASRs to be medical devices, however, most ASRs are exempt from 510(k) clearance or PMA approval requirements. The FDA restricts the sale of these products to clinical laboratories certified under CLIA to perform high complexity testing and also restricts the types of products that can be sold as ASRs. There is no assurance that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on us by limiting the potential market for products.

We currently market the majority of our diagnostic products as IVDs, ASRs, and General Purpose Reagents (GPRs). Consequently, these clinical products are regulated as medical devices. Should the FDA modify the ASR rules or its interpretation and enforcement of them in a fashion that makes it difficult or impossible for us to market some or all of our products, we may be required to terminate those ASR product sales, conduct clinical studies and make submissions of our products to the FDA for clearance or approval. The FDA has issued draft guidance that if adopted restrict the products that the FDA believes can be marketed as ASRs. In that event, we could experience significant revenue loss, additional expenses and loss of our clinical customer base which would cause the market price of our stock to decline.

Unless otherwise exempt, medical devices require FDA approval or clearance prior to marketing in the U.S. Although we believe the majority of our currently marketed products, as well as those ASRs we intend to market in the future, are exempt from 510(k) premarket notification and premarket approval requirements, the process of obtaining approvals and clearances necessary to market our proposed clinical products can be time-consuming, expensive and uncertain. To date, we have applied for FDA clearance with respect to two of our clinical diagnostic products. We obtained clearance for our Invader UGT1A1 Molecular Assay in August 2005. We plan to seek additional FDA approvals or clearances for certain products in 2007, however, we cannot predict the likelihood of obtaining those approvals or clearances. Also, clinical products that we may seek to introduce in the future may require FDA approvals or clearances prior to commercial sale in the U.S. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new clinical products. In addition, we cannot assure that regulatory approval or clearance of any clinical products for which we seek such approvals will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all. Furthermore, in the event that the ASR regulatory definition is modified by the FDA to reduce the number of products qualifying as ASRs, we could experience significant revenue loss, additional expenses and loss of our clinical customer base which would cause the market price of our stock to decline.

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

Any of our customers using our products for clinical use in the U.S. may be regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of clinical tests and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories, including those laboratories that do not comply with those requirements, from using some or all of our products. In addition, CLIA regulations and future administrative interpretations of CLIA could harm our business by limiting the potential market for some or all of our products.

OUR INTERNATIONAL SALES ARE SUBJECT TO CURRENCY, MARKET AND REGULATORY RISKS THAT ARE BEYOND OUR CONTROL.

In 2006 we derived approximately 17% of our product revenues from sales to international end-users and we expect that international sales will continue to account for a portion of our sales. Changes in the rate of exchange of foreign currencies into U.S. dollars have and will continue to impact our revenues and results of operations.

The extent and complexity of medical products regulation are increasing worldwide, with regulation in some countries nearly as extensive as in the U.S. Further, we must comply with import and export regulations when distributing our products to foreign nations. Each foreign country’s regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, money and effort. As a result, we may not be able to successfully commercialize our products in foreign markets at or beyond the level of commercialization we have already achieved.

OUR FAILURE TO COMPLY WITH ANY APPLICABLE ENVIRONMENTAL, HEALTH, SAFETY AND RELATED GOVERNMENT REGULATIONS MAY AFFECT OUR ABILITY TO DEVELOP, PRODUCE OR MARKET OUR POTENTIAL PRODUCTS AND MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our research, development and manufacturing activities involve the use, transportation, storage and disposal of hazardous materials and are subject to related environmental and health and safety statutes and regulations as regulated by various government agencies such as the Federal Aviation Administration, or FAA, and the U.S. Environmental Protection Agency, or EPA. As we expand our operations, our increased use of hazardous substances will lead to additional and more stringent requirements. This may cause us to incur substantial costs to maintain compliance with applicable statutes and regulations. In addition, we are obligated to file a report to the EPA regarding specified types of microorganisms we use in our operations. The EPA could, upon review of our use of these microorganisms, require us to discontinue its use. If this were to occur, we would have to substitute a different microorganism from the EPA’s approved list. We could experience delays or disruptions in production while we convert to the new microorganism. In addition, any failure to comply with laws and regulations and any costs associated with unexpected and unintended releases of hazardous substances by us into the environment, or at disposal sites used by us, could expose us to substantial liability in the form of fines, penalties, remediation costs or other damages and could require us to shut down our operations. Any of these events would seriously harm our business and operating results.

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

WE HAVE VARIOUS MECHANISMS IN PLACE THAT A STOCKHOLDER MAY NOT CONSIDER FAVORABLE AND WHICH MAY DISCOURAGE UNSOLICITED TAKEOVER ATTEMPTS.

Certain provisions of our certificate of incorporation and bylaws, Section 203 of the Delaware General Corporation Law, and certain provisions in our executive compensation plans, long-term incentive plans and employment and similar agreements may discourage, delay or prevent changes in our board of directors, executive officers or other senior management. These provisions may also be used by incumbent management to delay a change of control or acquisition of our Company. These provisions include:

•	authorizing our Board of Directors to issue preferred stock and to determine the price, privileges and other terms of these shares without any further approval of our stockholders, which could increase the number of outstanding shares or thwart an unsolicited takeover attempt;

•	a shareholders rights plan under which rights holders (except the acquirer) would be entitled to acquire Third Wave common stock at a significant discount upon the occurrence of a person or group acquiring 15 percent or more of Third Wave’s common stock and which discourages acquisitions of 15 percent or more of Third Wave’s common stock without negotiation with the Board of Directors;

•	establishing a classified Board of Directors with staggered, three-year terms, which may lengthen the time required to gain control of our Board of Directors;

•	prohibiting cumulative voting in the election of directors, which would allow a majority of stockholders to control the election of all directors;

•	requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of stockholders;

•	establishing advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	payments due to executive officers and other employees under executive compensation plans, long-term incentive plans and employment and similar agreements that could be triggered by certain change of control events.

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

OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS WILL HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

As of February 14, 2007, stockholders that own 5% or more of our outstanding shares own, in the aggregate, approximately 22% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which you might otherwise approve.

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

GOVERNMENT REGULATION OF GENETIC RESEARCH OR TESTING MAY ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS AND IMPAIR OUR BUSINESS AND OPERATIONS.

Federal, state, local and foreign governments may adopt further regulations relating to the conduct of genetic research and genetic testing. These new regulations could limit or restrict genetic research activities as well as genetic testing for research or clinical purposes. In addition, if state and local regulations are adopted, these regulations may be inconsistent with, or in conflict with, regulations adopted by other state or local governments. Foreign regulations may be inconsistent with, or in conflict with U.S. regulations. Regulations relating to genetic research activities could adversely affect our ability to conduct our research and development activities. Regulations restricting genetic testing could adversely affect our ability to market and sell our products. Accordingly, any regulations of this nature could harm our business.

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

REIMBURSEMENT FOR USE OF OUR PRODUCTS

Sales of our products will depend, in large part, on the availability of adequate reimbursement to users of those products from government insurance plans, managed care organizations and private insurance plans. Physicians’ recommendations to use our products are likely to be influenced by the availability of reimbursement by insurance companies and other third-party payors. There can be no assurance that insurance companies or third-party payors will provide or continue to provide coverage for our products or that reimbursement levels will be adequate for the reimbursement of the providers of our products. In addition, outside the U.S., reimbursement systems vary from country to country and there can be no assurances that third-party reimbursement will be made available at an adequate level, if at all, for our products under any other reimbursement system. Lack of or inadequate reimbursement by government or other third-party payors for our products would have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

Our facility consists of space for research and development, manufacturing, product support operations, marketing and corporate headquarters and administration. Our facility is located in Madison, Wisconsin. Our facility is leased and described by the following:

	Approx.
	Square
Type of Facility	Footage	Lease Expiration

Headquarters, research and development, manufacturing, selling, marketing, and administration	95,000	September 2014

We believe that our current facility will be adequate to meet our near-term space requirements. We also believe that suitable additional space will be available to us, if needed, on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In September 2004, we filed a suit against Stratagene Corporation in the United States District Court for the Western District of Wisconsin. The complaint alleged patent infringement of two of our patents concerning our proprietary Invader technology by Stratagene’s sale of its QPCR and QRTPCR Full Velocity products. The case was tried before a jury in August 2005, and the jury found that Stratagene willfully infringed our patents and that our patents were valid. The jury awarded us $5.29 million in damages. The Court subsequently entered a permanent injunction barring Stratagene from making, selling or offering to sell its FullVelocity QPCR and QRT-PCR products and any other products that practice our patented Invader methods. In December 2005, the Court tripled the damages award to $15.9 million and ruled that Stratagene must pay attorney fees of $4.2 million. In January 2006, the Court awarded additional interest on the damages award in the amount of $485,716, increasing the total damages amount to $16.4 million. Stratagene appealed the verdict to the Court of Appeals for the Federal Circuit in Washington, D.C. Also in January 2006, Stratagene posted a $21 million civil bond to stay payment of the judgment during its appeal. The Court of Appeals heard argument in the appeal on December 7, 2006. On January 29, 2007, we entered into an out-of-court settlement with Stratagene regarding this litigation. Under the terms of the settlement Stratagene agreed to pay us $10.75 million in cash to satisfy the outstanding judgment and dropped its appeal in its entirety. As discussed below, the parties also agreed to a stay on all litigation, including the suit filed by Stratagene against Third Wave in the District of Delaware.

In May 2005, Stratagene Corporation filed suit against us in the United States District Court for the District of Delaware. The complaint alleged patent infringement of claims of two Stratagene patents relating to our Invader Plus chemistry. The complaint was served on us in September 2005 and the Court set a trial date of April 7, 2008. As part of the out-of-court settlement we entered into with Stratagene, discussed above, on February 13, 2007, Stratagene dismissed this suit without prejudice. Under the terms of the settlement Stratagene and Third Wave also agreed to a process to resolve the claims in the Delaware case as well as specified infringement claims that may arise between the parties in the future. The parties agreed that they will have the option to resolve certain patent infringement claims brought against them through binding arbitration and that disputes relating to their settlement agreement will be resolved through binding arbitration. The parties also agreed to grant each other covenants-not-to sue under specified conditions in exchange for the payment of royalties and other fees.

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

Also in October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that our HPV ASRs do not infringe any valid claims of Digene’s human papillomavirus related patents. In January 2006, we reached an agreement with Digene to dismiss the suit without prejudice. We also agreed that neither party would file a suit against the other relating to the Digene human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against us in the United States Court for the Western District of Wisconsin. The complaint alleges patent infringement of unidentified claims of a single patent related to HPV type 52 by the Company’s HPV ASR product. We filed our response to Digene’s complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain anti-trust laws. The Court has not yet set a schedule for this litigation.

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

Our common stock is quoted on the NASDAQ Stock Market under the symbol “TWTI”. The following table sets forth for each quarter in 2006 and 2005 the high and low sales prices per share, based on closing prices, for our common stock as reported on the NASDAQ Stock Market.

Fiscal Year Ended December 31, 2006	High	Low

First Quarter	$3.44	$2.76
Second Quarter	$3.33	$2.60
Third Quarter	$4.99	$2.26
Fourth Quarter	$5.33	$3.82

Fiscal Year Ended December 31, 2005	High	Low

First Quarter	$8.45	$4.56
Second Quarter	$5.66	$3.66
Third Quarter	$5.78	$3.96
Fourth Quarter	$5.17	$2.63

As of March 1, 2007, approximately 324 shareholders of record held our common stock.

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to support the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the percentage change in the cumulative return on our common stock against the NASDAQ Stock Market U.S. Index (the “NASDAQ Index”) and a peer group composed of the companies listed below (the “Peer Group”). The graph assumes a $100 investment on December 31, 2001 in each of our common stock, the NASDAQ Index and the Peer Group and assumes that all dividends, if paid, were reinvested. This table does not forecast future performance of our common stock.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
TWTI	100.00	36.60	61.90	117.01	40.54	65.44
NASDAQ	100.00	68.47	102.72	111.54	113.07	123.84
Peer Group	100.00	87.72	194.60	227.12	258.90	294.29

The Peer Group consists of the following companies: Gen-Probe Incorporated, Celera Diagnostics, LLC, Ventana Medical Systems, Digene, Bio-Rad Laboratories.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data that is derived from our audited financial statements. All the information should be read in conjunction with our audited financial statements and notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K.

	For Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except for per share amounts)

STATEMENT OF OPERATIONS DATA:
Revenues	$28,027	$23,906	$46,493	$36,320	$32,355
Operating expenses:
Cost of goods sold	8,434	7,104	12,492	12,840	21,320
Research and development	12,436	8,389	11,637	12,035	13,934
Selling and marketing	11,082	12,772	10,803	8,859	9,578
General and administrative	14,782	11,788	12,913	9,642	11,666
Litigation	1,610	6,887	349	721	318
Restructuring and other charges	(180)	—	(98)	—	11,087
Impairment of goodwill and other intangible assets	—	—	—	—	4,810
Impairment of equipment	—	203	795	—	—

Total operating expenses	48,164	47,143	48,891	44,097	72,713

Loss from operations	(20,137)	(23,237)	(2,398)	(7,777)	(40,358)
Other income (expense), net	1,036	891	513	(339)	(506)

Loss before income taxes and minority interest	(19,101)	(22,346)	(1,885)	(8,116)	(40,864)
Minority interest	(214)	—	—	—	—
Provision for income taxes	—	—	57	—	—

Net loss	$(18,887)	$(22,346)	$(1,942)	$(8,116)	$(40,864)

Basic and diluted net loss per share	$(0.45)	$(0.54)	$(0.05)	$(0.20)	$(1.04)

Shares used in computing basic and diluted net loss per share	41,512	41,125	40,463	39,749	39,457

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

BALANCE SHEET DATA:
Cash, cash equivalents, and short term investments	$44,199	$38,717	$66,690	$57,816	$60,315
Working capital	39,931	32,997	52,901	42,655	43,518
Total assets	64,234	58,405	88,068	80,422	89,223
Long-term obligations, net of current portion	15,282	831	487	13	13
Accumulated deficit	(177,738)	(158,120)	(135,774)	(133,832)	(125,715)
Total shareholders’ equity	30,673	40,074	62,735	59,288	65,287

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Selected Financial Data” and our financial statements, including the notes thereto, included elsewhere in this Form 10-K.

OVERVIEW

Third Wave Technologies, Inc. is a leading molecular diagnostics company. We believe our proprietary Invader chemistry, a novel, molecular chemistry, is easier to use and more accurate than competing technologies. These and other advantages conferred by our chemistry are enabling us to provide clinicians and researchers with superior molecular solutions.

More than 175 clinical laboratory customers are using Third Wave’s molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.

In August 2005, we received clearance from the U.S. Food and Drug Administration (the FDA) for our Invader UGT1A1 Molecular Assay. The Invader UGT1A1 Molecular Assay is cleared for use to identify patients who may be at increased risk of adverse reaction to the chemotherapy drug Camptosar® (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene that have been associated with that risk. Camptosar, marketed in the U.S. by Pfizer, Inc., is used to treat colorectal cancer and was relabeled recently to include dosing recommendations based on a patient’s genetic profile. We also market a growing number of products, including analyte specific reagents (ASRs). These ASRs allow certified clinical reference laboratories to create assays to perform hepatitis C virus genotyping, inherited disorders testing (e.g., Factor V Leiden), and a host of other mutations associated with genetic predispositions and other diseases. We have developed or plan to develop a menu of molecular diagnostic products for clinical applications that include genetic testing, pharmacogenetics, and women’s health. We also have a number of other Invader products including those for research, agricultural and other applications.

The FDA is considering new guidelines for the use of ASRs. The enactment of new guidelines or potential adverse market perceptions of using ASRs when FDA cleared tests are available may present risks to our ability to continue to successfully market and sell our ASR products.

Currently, one of our key strategic initiatives is the commercialization of our Human Papillomavirus (HPV) offering. In August 2006, we began clinical trials for two HPV premarket approval submissions to the FDA. We expect to spend between $12 million and $15 million on these submissions over three years. If for any reason these trials are not successful or are substantially delayed or for any other reason we are unable to successfully commercialize our HPV offering, our business and prospects would likely be materially adversely impacted. Additionally, we anticipate significant competition in the HPV market as additional large competitors have announced plans to enter the market in the near future. This competition may have a significant impact on the success of our commercialization of our HPV offering.

In January 2007, Digene Corporation initiated legal proceedings against us over our HPV products. See Part 1, Item 3 — Legal Proceedings. Should the outcome of this action be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and leasehold improvements and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

Revenue from product sales is recognized upon delivery which is generally when the title passes to the customer, provided that the Company has completed all performance obligations and the customer has accepted the products. Customers have no contractual rights of return or refunds associated with product sales. Consideration received in multiple element arrangements is allocated to the separate units based upon their relative fair values. The multiple element arrangements involve contracts with customers in which the Company is selling reagent products and leasing equipment to the customer for use during the term of the contract. Based upon the guidance in paragraph 9 of Emerging Issues Task Force (EITF) No. 00-21 “Revenue Arrangements with Multiple Deliverables”, both the reagents and equipment have value to the customer on a standalone basis, there is objective and reliable evidence of fair value for both the reagents and equipment and there are no rights of return. The Company has sold both the reagents and equipment separately, and therefore is able to determine a fair value for each. The respective fair values are used to allocate the proceeds received to each of the elements for purposes of recognizing revenue.

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

LONG-LIVED ASSETS — IMPAIRMENT

Equipment, leasehold improvements and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, if the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. For assets removed from service and held for sale, we estimate the fair market value of such assets and record an adjustment if fair value less costs to sell is lower than carrying value. There was no impairment in 2006. An impairment loss of $203,000 and $795,000 was recorded in 2005 and 2004, respectively, related to the write-down of certain equipment to its fair value.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We completed annual impairment tests in the quarters ended September 30, 2006, 2005, and 2004 and concluded that no impairment existed.

DERIVATIVE INSTRUMENTS

We sell products in a number of countries throughout the world. During 2006, 2005 and 2004, we sold certain products with the resulting accounts receivable denominated in Japanese Yen. Prior to 2005, we purchased foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments had maturities of less than one year and were intended to offset the effect of transaction gains and losses. We had no derivatives contracts outstanding at December 31, 2006 or December 31, 2005.

INVENTORIES — SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives change. We currently consider all inventory that we expect will have no activity within one year or within the period defined by the expiration date of the product, as well as any additional specifically identified inventory (including inventory that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies) to be excess inventory. At December 31, 2006 and 2005, our inventory reserves were $655,000, or 16% of our $4.2 million total gross inventories, and $675,000 or 23% of our $2.9 million total gross inventories, respectively.

STOCK-BASED COMPENSATION EXPENSE

Prior to 2006, we accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when granted. On January 1, 2006 we adopted SFAS No. 123(R) “Share-Based Payments” as a result of which we recognize expense for all share-based payments to employees, including grants of employee stock options and restricted stock units, based on their fair values. We have adopted the modified prospective transition method as permitted by SFAS No. 123(R).

In October 2006, our audit committee concluded a voluntary investigation of the Company’s historical stock option granting practices and related accounting. This investigation, which was conducted with the assistance of outside legal counsel, covered the timing, pricing and authorization of all our stock option grants made since our initial public offering in February 2001. Based on this review, we determined that we used incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004. The audit committee concluded that deficiencies in the grant process were the result of administrative errors and misunderstanding of applicable accounting rules, and were not attributable to fraud or intentional misconduct.

We recorded an additional stock-based compensation charge totaling $176,000 in the quarter ended September 30, 2006, representing the effect of the adjustment resulting from the charges discussed above that relate to 2006. Additionally, we recorded a reclassification between accumulated deficit and additional paid in capital, within the equity section of the consolidated balance sheet as of December 31, 2006, of approximately $731,000. This reclassification represents the effect of the adjustment resulting from the charges discussed above that related to fiscal 2005 and prior years. There were no significant income tax effects relating to this adjustment for the Company.

RESULTS OF OPERATIONS

Years Ended December 31, 2006 and 2005

Revenues.  Revenues for the year ended December 31, 2006 of $28.0 million represented an increase of $4.1 million as compared to revenues of $23.9 million for the year ended December 31, 2005. Following is a discussion of changes in revenues:

Total clinical molecular diagnostic product revenue increased to $20.9 million in 2006 from $15.7 million in 2005. We expect our clinical molecular diagnostic revenue to continue to increase in 2007.

Research product revenues decreased to $6.8 million in the year ended December 31, 2006 from $7.5 million in the year ended December 31, 2005. The decrease in research product sales during 2006 resulted from a decrease in genomic research product sales to a Japanese research institute for use by several end users compared to prior year offset by an increase in product sales from Agbio.

License and royalty revenue was $0.2 million in the year ended December 31, 2006 compared to $0.4 million in 2005. In the year ended December 31, 2005, we received royalty revenue of $250,000 from Monogram Biosciences (formerly Aclara), per the license and supply agreement.

Significant Customers.  In 2006, we generated $9.0 million, or 32% of our revenue, from sales to a small number of large clinical testing laboratories (Quest Diagnostics, Inc., Specialty Laboratories, Inc., Mayo Medical Laboratories, Kaiser Permanente, Spectrum Laboratory Network, and Berkeley Heart Laboratories), compared to $7.0 million, or 29% of our revenue, in 2005.

In addition, $2.8 million, or 10% of our revenues, were generated from sales to a major Japanese research institute for use by several end-users during the year ended December 31, 2006, compared to $3.9 million, or 16% of our revenues, in 2005.

Cost of Goods Sold.  Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and settlement fees. For the year ended December 31, 2006, cost of goods sold increased to $8.4 million, compared to $7.1 million for the year ended December 31, 2005. The increase was due to increased sales volume and amortization of new licenses obtained in 2006.

Research and Development Expenses.  Our research activities are focused on moving our technology into broader markets. Our development activities are focused on new products to expand our molecular diagnostics menu. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing, (including clinical trials to validate the performance of our products) and enhancement of our products and acquisition of technologies used or to be used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the year ended December 31, 2006 were $12.4 million, compared to $8.4 million for the year ended December 31, 2005. The increase in research and development expenses was primarily due to an increase in personnel, product development expense (including costs incurred by us in pursuit of FDA premarket approval for our HPV offering), and an increase in stock based compensation expense of $1.1 million compared to 2005. We will continue to invest in research and development, and expenditures in this area will increase as we expand our product development efforts and as we move toward consideration of additional FDA cleared or approved products.

Selling and Marketing Expenses.  Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the year ended December 31, 2006 were $11.1 million, a decrease of $1.7 million, as compared to $12.8 million for the year ended December 31, 2005. The decrease was attributable to a decrease in personnel related expenses and travel, offset by an increase in stock based compensation expense of $0.8 million.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $14.8 million for the year ended December 31, 2006, from $11.8 million for the year ended December 31, 2005. The increase in general and administrative expenses was primarily due to an increase in legal expense related to our patents, a sales tax charge and an increase in stock based compensation expense of $1.9 million.

Litigation Expense.  Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense decreased to $1.6 million in the year ended December 31, 2006 from $6.9 million in 2005. The decreases were the result of the decreased Stratagene Corporation litigation expenses and the resolution of certain lawsuits with Innogenetics, Chiron Corporation, Bayer Corporation, and Digene Corporation. We anticipate litigation expense will increase in 2007 due to the lawsuit with Digene Corporation (See Item I, Part 3-Legal Proceedings).

Impairment Loss.  In the year ended December 31, 2005 we recorded an impairment charge of $0.2 million for the loss on equipment that was sold.

Restructuring.  In the year ended December 31, 2006 a restructuring adjustment credit of $0.2 million was recorded to account for changes in the building lease payments.

Interest Income.  Interest income for the year ended December 31, 2006 was $1.5 million, compared to $1.7 million for the year ended December 31, 2005.

Interest Expense.  Interest expense for the year ended December 31, 2006 was $0.2 million compared to $0.5 million in 2005.

Other Income (Expense).  Other expense for the year ended December 31, 2006 was approximately $0.2 million compared to $0.4 million for the same period in 2005. The change in other expense was primarily due to the adjustments related to foreign currency transactions in the periods.

Minority Interest.  Minority interest for the year ended December 31, 2006 was $0.2 million. Minority interest represents Third Wave Japan’s minority investors’ share of the equity and earnings of the subsidiary.

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

Research product revenues decreased significantly to $7.5 million in the year ended December 31, 2005 from $31.1 million in the year ended December 31, 2004. The decrease in research product sales during 2005 resulted from a significant decrease in genomic research product sales to a Japanese research institute for use by several end users compared to the prior year.

License and royalty revenue was $0.4 million in the year ended December 31, 2005 compared to $0.2 million in 2004. In the years ended December 31, 2005 and 2004, we received royalty revenue of $250,000 and $150,000 respectively, from Monogram Biosciences (formerly Aclara), per the license and supply agreement.

Significant Customer.  We generated $3.9 million, or 16% of our revenues, from sales to a major Japanese research institute for use by several end-users during the year ended December 31, 2005, compared to $27.6 million, or 59% of our revenues, in 2004.

Cost of Goods Sold.  For the year ended December 31, 2005, cost of goods sold decreased to $7.1 million, compared to $12.5 million for the year ended December 31, 2004. The decrease was due to decreased sales volume related to Japan research products.

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2005 were $8.4 million, compared to $11.6 million for the year ended December 31, 2004. The decrease in research and development expenses was primarily attributable to decreases in headcount related expenses and stock compensation expense.

Selling and Marketing Expenses.  Selling and marketing expenses for the year ended December 31, 2005 were $12.8 million, an increase of $2.0 million, as compared to $10.8 million for the year ended December 31, 2004. The increase was attributable to an increase in personnel related expenses.

General and Administrative Expenses.  General and administrative expenses decreased to $11.8 million for the year ended December 31, 2005, from $12.9 million for the year ended December 31, 2004. The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation expense.

Litigation Expense.  Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense increased to $6.9 million in the year ended December 31, 2005 from $0.3 million in 2004. The increase was due primarily to the successful patent infringement lawsuit against Stratagene to defend our core technology.

Impairment Loss.  In the year ended December 31, 2005 we recorded an impairment charge of $0.2 million for the loss on equipment that was sold, compared to an impairment charge of $0.8 million for the year ended December 31, 2004 for equipment written down to fair value.

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

In April 2006 we raised $5.1 million from the sale of a minority equity investment in our Japan subsidiary. The proceeds from the equity investment are required to be used in the operations of our Japan subsidiary.

In December 2006 we sold $20,000,000 (at maturity) of Convertible Senior Subordinated Zero-Coupon Promissory Notes (the “Notes”) to an investor for total proceeds of $14,881,878 (the “Purchase Price”). The Notes will mature on December 19, 2011. The Notes do not bear cash interest but accrue original issue discount on the Purchase Price at the rate of 6.00% per year compounded semiannually (the Purchase Price plus such accrued original issue discount, the “Accreted Value”). So long as the Notes remain outstanding, we may not incur indebtedness other than certain Permitted Indebtedness, as such term is defined in the Notes.

The Notes are convertible at the holder’s option into shares of Third Wave common stock at a rate of 124.01565 shares per $1,000 of principal at maturity ($744 of Purchase Price) or a total of 2,480,313 shares. Pursuant to the securities purchase agreement under which we sold the Notes, in January 2007 we filed a registration statement with the Securities and Exchange Commission for resale of the shares of common stock issuable upon conversion of the Notes.

After December 19, 2008, if Third Wave common stock closes above $9.00 (150% of the initial conversion price) for 20 consecutive trading days, we may force the conversion of the Notes so long as there is an effective registration statement covering the Common Stock in place. At any time after December 19, 2009, we may redeem the Notes for an amount equal to their Accreted Value. If either an event of default occurs under the Notes (which would include failure to make any payments due under the Notes and certain defaults under other indebtedness) or a change of control occurs with respect to Third Wave, the holders of the Notes may put the Notes to Third Wave for a purchase price equal to 110% of their Accreted Value.

As of December 31, 2006, we had cash, cash equivalents and short-term investments of $44.2 million.

Net cash used in operations for the year ended December 31, 2006 was $14.2 million, compared to $17.8 million in 2005 and net cash provided of $6.6 million in 2004. The decrease in cash used was due to lower operating losses compared to 2005.

Net cash provided by investing activities for the year ended December 31, 2006 was $8.0 million, compared to net cash used of $1.2 million in 2005 and $0.8 million in 2004. Capital expenditures were $1.1 million in the year ended December 31, 2006, compared to $0.4 million in 2005 and $0.6 million in 2004. There were no proceeds from the sale of equipment in 2006 compared to $0.2 million in year ended December 31, 2005 and less than $0.1 million in the year ended December 31, 2004. In the year ended December 31, 2006, the net cash provided from the purchases and maturities of short-term investments was $9.3 million, compared to $35,000 in 2005 and net cash used of $0.3 million in 2004. In 2006, 2005 and 2004, we purchased certificates of deposit to collateralize our term loan and letter of credit with a bank. Additionally, in 2005, $0.8 million was transferred to a bank account to collateralize our note with a bank. In the year ended December 31, 2006, $0.9 million was used to purchase licensed technology, compared to $0.2 million in 2005.

Net cash provided by financing activities was $21.1 million in the year ended December 31, 2006, compared to net cash used by financing activities of $9.0 million in the year ended December 31, 2005 and net cash provided of $2.8 million in 2004. Cash provided by financing activities in the year ended December 31, 2006,consisting of proceeds from the issuance of long-term debt in the form of zero-coupon convertible promissory notes, was $14.9 million, compared to $0.8 million in 2005 and $0.5 million in 2004. In the year ended December 31, 2006, $0.4 million was used to repay debt, compared to $9.7 million in 2005 and $34,000 in 2004. Additionally, in 2006 and 2005, $0.1 million was used for capital lease obligation payments compared to $12,000 in 2004. During 2002, we entered into a term loan agreement due on July 31, 2003 to pay off the then existing debt and capital lease obligations. Upon expiration in 2003, 2004 and 2005 we renewed the term loan for an additional year. We paid the term loan in full in December 2005. Proceeds from the issuance of common stock through stock option exercises and employee stock purchase plan were $1.6 million in 2006, compared to $0.9 million in 2005 and $2.4 million in 2004. Additionally, in 2005, $0.9 million was used to repurchase 218,000 shares of common stock. Financing activities in the year ended December 31, 2006 also included proceeds from a minority equity investment in our Japan subsidiary of $5.1 million.

In 2005, we won a $5.29 million judgment against Stratagene Corporation in connection with a patent infringement suit. The Court subsequently tripled that judgment and awarded us interest and attorneys fees of $4.2 million. On January 29, 2007, we entered into an out-of-court settlement with Stratagene regarding this litigation under which Stratagene agreed to pay us $10.75 million in cash to satisfy the outstanding judgment.

As of December 31, 2006 and 2005, a valuation allowance equal to 100% of our net deferred tax assets was recognized since future realization was not assured. At December 31, 2006, we had federal and state net operating loss carryforwards of approximately $146 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of our initial public offering in February 2001.

We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

•	our progress with our research and development programs;

•	the needs we may have to pursue FDA clearances or approvals of our products;

•	our level of success in selling our products and technologies;

•	our ability to establish and maintain successful collaborations;

•	the costs we incur in securing intellectual property rights, whether through patents, licenses or otherwise;

•	the costs we incur in enforcing and defending our patent claims and other intellectual property rights;

•	the timing of additional capital expenditures;

•	the need to respond to competitive pressures; and

•	the possible acquisition of complementary products, businesses or technologies.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than	Years	Years	Over
	Total	1 Year	2-3	4-5	5 Years

CONTRACTUAL OBLIGATIONS
Non-cancelable operating lease obligation	$10,706	$2,321	$2,803	$2,890	$2,692
Capital lease obligations	253	139	102	12	—
License arrangements	2,235	1,110	900	225	—
Long-term debt	20,673	392	281	20,000	—
Other long-term liabilities(1)	507	441	66	—	—

Total obligations	$34,374	$4,403	$4,152	$23,127	$2,692

(1)	The amounts shown represent contractual obligations that had original maturities beyond one year.

We also have an available and unused $1.0 million letter of credit.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our earnings are affected by fluctuations in the value of the U.S. Dollar against foreign currencies as a result of the sales of our products in foreign markets. From time to time we may purchase forward foreign exchange contracts to hedge against the effects of such fluctuations. At December 31, 2006, we did not hold any forward foreign exchange contracts. Our policy prohibits the trading of financial instruments for profit. A discussion of our accounting policies for derivative financial instruments is included in the notes to the financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Third Wave Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Third Wave Technologies, Inc. (a Delaware corporation) and subsidiaries maintained effective control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that Third Wave Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Third Wave Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Third Wave Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Madison, Wisconsin
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Third Wave Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Third Wave Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Third Wave Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

GRANT THORNTON LLP

Madison, Wisconsin
March 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Third Wave Technologies, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Third Wave Technologies, Inc. (the Company) for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a) for the year ended December 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Third Wave Technologies, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Milwaukee, Wisconsin
March 4, 2005

Third Wave Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$42,428,841	$27,681,704
Short-term investments	1,770,000	11,035,000
Accounts receivables, net of allowance for doubtful accounts of $200,000 at December 31, 2006 and December 31, 2005, respectively	4,756,497	3,764,519
Inventories	3,513,909	2,248,183
Prepaid expenses and other	463,139	235,794

Total current assets	52,932,386	44,965,200
Equipment and leasehold improvements:
Machinery and equipment	16,623,560	15,563,119
Leasehold improvements	2,362,676	2,346,938

	18,986,236	17,910,057
Less accumulated depreciation	14,763,932	13,192,617

	4,222,304	4,717,440

Restricted cash	—	805,184
Intangible assets, net of accumulated amortization	2,135,884	2,641,620
Indefinite-lived intangible assets	—	1,007,411
Goodwill	489,873	489,873
Capitalized license fees, net of accumulated amortization	2,624,580	2,797,046
Other assets	1,828,949	980,954

Total assets	$64,233,976	$58,404,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,095,860	$6,850,207
Accrued payroll and related liabilities	3,856,999	2,428,285
Other accrued liabilities	1,446,500	2,075,420
Deferred revenue	109,052	121,497
Capital lease obligations due within one year	124,220	114,693
Long-term debt due within one year	368,269	378,551

Total current liabilities	13,000,900	11,968,653
Long-term debt	15,182,478	639,564
Deferred revenue — long-term	36,330	145,382
Capital lease obligations — long-term	99,446	191,924
Other liabilities	4,776,272	5,384,904
Minority interest in subsidiary	465,134	—
Shareholders’ equity:
Participating preferred stock, Series A, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 42,135,713 shares issued, 41,917,713 shares outstanding at December 31, 2006 and 41,461,377 shares issued and 41,243,377 shares outstanding at December 31, 2005	42,136	41,461
Additional paid-in capital	209,355,204	199,097,187
Unearned stock compensation	(6,354)	(114,892)
Treasury stock — 218,000 shares acquired at an average price of $4.02 per share	(877,159)	(877,159)
Foreign currency translation adjustment	(102,186)	47,442
Accumulated deficit	(177,738,225)	(158,119,738)

Total shareholders’ equity	30,673,416	40,074,301

Total liabilities and shareholders’ equity	$64,233,976	$58,404,728

See accompanying notes to the consolidated financial statements

Third Wave Technologies, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004

Revenues:
Clinical product sales	$20,926,092	$15,665,519	$14,950,815
Research product sales	6,763,332	7,505,286	31,065,312
License and royalty revenue	154,569	362,372	234,841
Grant revenue	182,876	372,483	242,032

Total revenues	28,026,869	23,905,660	46,493,000

Operating expenses:
Cost of goods sold (including amortization of intangible assets of $1,513,147 in 2006 and $1,504,752 in each of 2005 and 2004)	8,433,556	7,103,834	12,491,783
Research and development	12,435,672	8,389,316	11,636,620
Selling and marketing	11,082,427	12,772,439	10,803,381
General and administrative	14,782,067	11,787,976	12,913,848
Litigation	1,610,495	6,886,928	348,525
Impairment of equipment	—	202,707	794,716
Restructuring and other charges	(180,000)	—	(98,000)

Total operating expenses	48,164,217	47,143,200	48,890,873

Loss from operations	(20,137,348)	(23,237,540)	(2,397,873)
Other income (expense):
Interest income	1,500,196	1,714,346	776,295
Interest expense	(239,516)	(457,004)	(283,240)
Other	(224,568)	(365,516)	19,753

Total other income (expense)	1,036,112	891,826	512,808
Loss before income taxes and minority interest	$(19,101,236)	$(22,345,714)	$(1,885,065)
Minority interest in subsidiary	(213,763)	—	—
Provision for income taxes	—	—	57,341

Net loss	$(18,887,473)	$(22,345,714)	$(1,942,406)

Net loss per share — basic and diluted	$(0.45)	$(0.54)	$(0.05)
Weighted average shares outstanding — basic and diluted	41,512,000	41,125,000	40,463,000

See accompanying notes to the consolidated financial statements

Third Wave Technologies, Inc.

Consolidated Statement of Shareholders’ Equity

	Common Stock
		Additional			Foreign
		Paid in	Unearned Stock		Currency	Accumulated
	Par	Capital	Compensation	Treasury Stock	Translation	Deficit	Total

Balance at December 31, 2003	$40,021	$193,356,121	$(309,996)	$—	$33,307	$(133,831,618)	$59,287,835
Common stock issued for stock options and stock purchase plan — 1,081,520 shares	1,082	2,363,289	—	—	—	—	2,364,371
Unearned stock compensation	—	3,270,752	(3,270,752)	—	—	—	—
Amortization of unearned stock compensation	—	—	3,026,455	—	—	—	3,026,455
Net loss	—	—	—	—	—	(1,942,406)	(1,942,406)
Foreign currency translation adjustment	—	—	—	—	(1,358)	—	(1,358)

Comprehensive loss	—	—	—	—	—	—	(1,943,764)

Balance at December 31, 2004	41,103	198,990,162	(554,293)	—	31,949	(135,774,024)	62,734,897
Common stock issued for stock options and stock purchase plan — 358,613 shares	358	915,403	—	—	—	—	915,761
Unearned stock compensation	—	(808,378)	808,378	—	—	—	—
Amortization of unearned stock compensation	—	—	(368,977)	—	—	—	(368,977)
Common stock repurchased for treasury — 218,000 shares	—	—	—	(877,159)	—	—	(877,159)
Net loss	—	—	—	—	—	(22,345,714)	(22,345,714)
Foreign currency translation adjustment	—	—	—	—	15,493	—	15,493

Comprehensive loss	—	—	—	—	—	—	(22,330,221)

Balance at December 31, 2005	41,461	199,097,187	(114,892)	(877,159)	47,442	(158,119,738)	40,074,301
Common stock issued for stock options and stock purchase plan — 674,335 shares	675	1,630,263	—	—	—	—	1,630,938
Equity investment in subsidiary	—	4,389,918	—	—	—	—	4,389,918
Stock-based compensation	—	3,378,373	—	—	—	—	3,378,373
Unearned stock compensation	—	128,449	(128,449)	—	—	—	—
Amortization of unearned stock compensation	—	—	236,987	—	—	—	236,987
Adjustment of prior year stock-based compensation expense (see Note 2)	—	731,014	—	—	—	(731,014)	—
Net loss	—	—	—	—	—	(18,887,473)	(18,887,473)
Foreign currency translation adjustment	—	—	—	—	(149,628)	—	(149,628)

Comprehensive loss	—	—	—	—	—	—	(19,037,101)

Balance at December 31, 2006	$42,136	$209,355,204	$(6,354)	$(877,159)	$(102,186)	$(177,738,225)	$30,673,416

See accompanying notes to the consolidated financial statements

Third Wave Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004

OPERATING ACTIVITIES:
Net loss	$(18,887,473)	$(22,345,714)	$(1,942,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest in net loss of subsidiary	(213,763)	—	—
Depreciation and amortization	1,657,678	1,705,252	2,107,466
Amortization of intangible assets	1,513,147	1,504,752	1,504,752
Amortization of licensed technology	1,244,804	398,132	623,956
Noncash stock compensation	3,615,359	(368,977)	3,026,455
Interest accretion related to convertible note payable	29,356	—	—
Impairment charge and loss on disposal of equipment	28,562	208,681	888,817
Changes in operating assets and liabilities:
Accounts receivable	(1,182,665)	1,937,853	(3,724,983)
Inventories	(1,269,026)	(1,011,791)	157,654
Prepaid expenses and other assets	(823,645)	131,298	390,645
Accounts payable	13,560	(10,029)	1,563,571
Accrued expenses and other liabilities	192,687	195,852	1,664,244
Deferred revenue	(121,627)	(117,085)	316,204

Net cash provided by (used in) operating activities	(14,203,046)	(17,771,776)	6,576,375
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(1,136,122)	(404,934)	(578,472)
Proceeds on sale of equipment	—	197,683	88,320
Purchases of licensed technology	(890,323)	(200,000)	—
Purchases of short-term investments	(1,770,000)	(11,835,000)	(11,070,000)
Sales and maturities of short-term investments	11,035,000	11,870,000	10,800,000
Change in restricted cash balance	805,184	(805,184)	—

Net cash provided by (used in) investing activities	8,043,739	(1,177,435)	(760,152)
FINANCING ACTIVITIES:
Proceeds from long-term debt	14,881,878	800,000	470,000
Payments on long-term debt	(378,602)	(9,731,081)	(34,137)
Payments on capital lease obligations	(141,610)	(96,587)	(12,222)
Proceeds from issuance of common stock, net	1,630,938	915,761	2,364,371
Proceeds from minority equity investment in subsidiary	5,093,973	—	—
Repurchase of common stock for treasury	—	(877,159)	—

Net cash provided by (used in) financing activities	21,086,577	(8,989,066)	2,788,012

Effect of exchange rate changes on cash	(180,133)	—	—

Net increase (decrease) in cash and cash equivalents	14,747,137	(27,938,277)	8,604,235

Cash and cash equivalents at beginning of period	27,681,704	55,619,981	47,015,746

Cash and cash equivalents at end of period	$42,428,841	$27,681,704	$55,619,981

Supplemental disclosure of cash flows information — Cash paid for interest	$202,599	$468,520	$277,226

Supplemental disclosure of cash flows information — Income taxes paid	$—	$52,754	$—

Noncash investing and financing activities:

•	During the years ended December 31, 2006, 2005, and 2004, the Company entered into capital lease obligations of $58,659, $184,452 and $230,974, respectively.

•	During the year ended December 31, 2006 the Company entered into a license agreement under which the Company will pay 1,000,000 Euros over two years. The estimated present value of the license was $1,122,338.

•	During the year ended December 31, 2005 the Company entered into a license agreement in which the Company will pay $2,000,000 over time through 2010. The estimated present value of the license obtained was $1,772,172.

See accompanying notes to the consolidated financial statements

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements
December 31, 2006

1.	NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Third Wave Technologies, Inc. (the Company) and its majority-owned and wholly-owned subsidiaries, Third Wave-Japan KK and Third Wave Agbio, Inc. (Agbio). All significant intercompany balances and transactions are eliminated in the consolidation.

NATURE OF OPERATIONS

The Company is a leading molecular diagnostics company. The Company believes its proprietary Invader chemistry is easier to use and more accurate than competing technologies. These and other advantages conferred by the Company’s chemistry are enabling the Company to provide physicians and researchers with superior molecular solutions for the analysis and treatment of disease.

The Company currently markets products domestically and internationally to clinical and research markets using an internal sales force as well as collaborative relationships with pharmaceutical companies and research institutions. Revenues to a major Japanese research institute for use by several end users during 2006, 2005 and 2004 were 10%, 16% and 59% of total revenues, respectively. Revenues to a small number of large clinical testing laboratories during 2006, 2005, and 2004 were 32%, 29%, and 12% of total revenues, respectively. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. For accounts greater than 60 days past due, an allowance for doubtful accounts is recorded based on a customer’s ability and likelihood to pay based on management’s review of the facts. For all other accounts, the Company recognizes an allowance based on the length of time the receivable is past due and the anticipated future write offs based on historical experience.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, AND RESTRICTED CASH

The Company considers highly liquid money market investments and short-term investments with original maturities of 90 days or less from the date of purchase to be cash equivalents.

Short-term investments consist of certificates of deposit with original maturities less than one year. The cost of these securities, which are considered “available-for-sale” for financial reporting purposes, approximates fair value at December 31, 2006 and 2005.

In 2005, the Company had cash in a bank account that was used as collateral for notes payable. The amount used as collateral was classified as restricted cash.

INVENTORIES

Inventories are carried at the lower of cost or market using the first-in, first-out method for determining cost and consist of the following:

	December 31
	2006	2005

Raw materials	$2,283,852	$1,486,166
Finished goods and work in process	1,885,057	1,437,017
Reserve for excess and obsolete inventory	(655,000)	(675,000)

Total inventories	$3,513,909	$2,248,183

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were $75,814, and $85,069 in 2005 and 2004. There were no advertising costs in 2006.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation of purchased equipment is computed by the straight-line method over the estimated useful lives of the assets which are three to ten years. Depreciation of leasehold improvements and leased equipment is computed by the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

PATENTS

Patent-related development costs are expensed in the period incurred and are included in general and administrative expenses in the statements of operations. These costs were $1,207,425, $1,000,990, and $844,110 in 2006, 2005 and 2004, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets at December 31, 2005 and 2004 consist primarily of costs of settling patent litigation, which are amortized over their estimated useful lives of seven to ten years. In 2006, the Company evaluated the intangible assets with indefinite lives and determined that a useful life of ten years should be assigned to these intangible assets. The Company has reclassified these assets to amortizable intangible assets and they are now included with the remaining costs of settling patent litigation at December 31, 2006.

The Company completed its annual impairment tests in the third quarter of 2004, 2005 and 2006. In addition, an interim impairment test was performed in the second quarter of 2004 due to a change in the Company’s forecast. For goodwill, this analysis is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The fair value of the reporting units was determined using a combination of discounted cash flows method and other common valuation methodologies. For intangible assets with indefinite lives, the fair values of these assets determined using the discounted cash flow approach were compared to their carrying values. The Company concluded that no impairment existed at the time of the annual impairment test in 2004, 2005 and 2006 or at the time of the additional impairment test in the second quarter of 2004.

Identifiable intangible assets with indefinite lives consist of the following at December 31, 2005:

Technology license	$915,828
Trademark	91,583

$1,007,411

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortizable intangible assets consist of the following:

	December 31, 2006		December 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Costs of settling patent litigation	$10,533,248	$9,396,380	$10,533,248	$7,891,628
Technology license	915,828	7,632	—	—
Trademark	91,583	763	—	—
Customer agreements	38,000	38,000	38,000	38,000

	$11,578,659	$9,442,775	$10,571,248	$7,929,628

The estimated future amortization expense related to intangible assets for the years subsequent to December 31, 2006 is as follows:

2007	$1,237,608
2008	100,740
2009	100,740
2010	100,740
2011	100,740
Thereafter	495,316

IMPAIRMENT OF LONG-LIVED ASSETS

Equipment, leasehold improvements and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses involve significant judgment. There was no impairment in 2006. The Company recorded an impairment loss of $203,000 and $795,000 in 2005 and 2004, respectively, related to a write-down of certain equipment to its fair value.

CAPITALIZED LICENSE FEES

Capitalized license fees at December 31, 2006 and 2005 were $2,624,580 and $2,797,046, respectively, (which is net of $3,714,968 and $2,470,164, respectively, of accumulated amortization) for licenses paid to third parties for the use of patented technology. The assets are being amortized to expense over the shorter of the term of the license or the estimated useful lives of the assets (two to ten years).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company sells its products in a number of countries throughout the world. During 2006, 2005 and 2004, the Company sold certain products with the resulting accounts receivable denominated in Japanese Yen. The Company may from time to time purchase foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of currency gains and losses on the underlying Yen receivables. There were no contracts outstanding at December 31, 2006, 2005 and 2004. Aggregate losses (gains) from foreign currency transactions are included in other income (expense) and were approximately $183,000, $451,000, and ($71,000) in 2006, 2005 and 2004, respectively.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

REVENUE RECOGNITION

Revenue from product sales is recognized upon delivery which is generally when the title passes to the customer, provided that the Company has completed all performance obligations and the customer has accepted the products. Customers have no contractual rights of return or refunds associated with product sales. Consideration received in multiple element arrangements is allocated to the separate units based upon their relative fair values. The multiple element arrangements involve contracts with customers in which the Company is selling reagent products and leasing equipment to the customer for use during the term of the contract. Based upon the guidance in paragraph 9 of Emerging Issues Task Force (EITF) No. 00-21 “Revenue Arrangements with Multiple Deliverables”, both the reagents and equipment have value to the customer on a standalone basis, there is objective and reliable evidence of fair value for both the reagents and equipment and there are no rights of return. The Company has sold both the reagents and equipment separately, and therefore is able to determine a fair value for each. The respective fair values are used to allocate the proceeds received to each of the elements for purposes of recognizing revenue.

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

INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the current tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities. In 2005 and 2006, no current or deferred income taxes have been provided because of the net operating losses incurred by the Company (see Note 6).

STOCK-BASED COMPENSATION

The Company has stock-based employee compensation plans and an employee stock purchase plan (Purchase Plan) (see Note 5). Prior to January 1, 2006, the Company used the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for stock options granted under our Plans. Generally, no compensation cost was required to be recognized for options granted to employees because the options had an exercise price equal to the market value per

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

share of the underlying common stock on the date of grant. Prior to 2006, the Purchase Plan was considered noncompensatory under APB Opinion No. 25 and, therefore, no expense was recorded for the 15% discount.

Prior to January 1, 2006, options granted to non-employee consultants were accounted for in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and therefore were measured based upon their fair value as calculated using the Black-Scholes option pricing model. The fair value of options granted to non-employees was periodically remeasured as the underlying options vested.

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”, to account for its stock option plans, which is a revision of SFAS No. 123 and SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all-share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted SFAS 123(R) using the modified prospective approach. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes the cost for all stock options granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The cost for all share-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at December 31, 2006. Consistent with the Company’s treatment of net operating loss carry forwards and offsetting valuation allowance, stock-based compensation expense in the table below does not reflect any income tax effect.

Included in operating expenses are the following stock compensation charges, net of reversals for terminated employees:

	Year Ended December 31
	2006	2005	2004

Cost of goods sold	$133,461	$24,251	$155,275
Research and development	645,859	(501,754)	1,133,617
Selling and marketing	778,355	(5,256)	144,519
General and administrative	2,057,684	113,782	1,593,044

	$3,615,359	$(368,977)	$3,026,455

The stock-based compensation expense attributable to SFAS No. 123(R) for the year ended December 31, 2006 was $2.7 million.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average fair value of stock options granted in the years ended December 31, 2006, 2005 and 2004 was $2.03, $2.82, and $3.49, respectively, using the Black-Scholes option-pricing model. The calculations were made using the following assumptions:

	2006	2005	2004

Expected term (years)	5	5	5
Risk-free interest rate	4.8%	4.3%	4.1%
Expected volatility	74%	81%	84%
Expected dividend yield	0%	0%	0%
Forfeiture rate	25%	0%	0%

The expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical option activity to estimate the expected term of the options and the option exercise and employee termination behavior. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogeneous groups for valuation. The expected term of the options represents the period of time the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual term of the options is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

As prescribed in the modified prospective approach, prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair-value recognition provisions of SFAS 123( R) to all stock option plans for the years ended December 31, 2005 and 2004, for purposes of this pro forma disclosure:

	2005	2004

Net loss:
As reported	$(22,345,714)	$(1,942,406)
Add: Stock-based compensation, as recognized	(368,977)	3,026,455
Add: Stock-based compensation expense related to stock options determined under SFAS No. 123	(10,050,950)	(4,347,817)
Add: Stock-based compensation related to the employee stock purchase plan under SFAS No. 123	(207,989)	(283,898)

SFAS No. 123 Pro forma	$(32,973,630)	$(3,547,666)

Net loss per share:
As reported, basic and diluted	$(0.54)	$(0.05)
SFAS No. 123 pro forma, basic and diluted	$(0.80)	$(0.09)

Review of Stock Option Grants and Procedures

In October 2006, the Company’s audit committee concluded a voluntary investigation of the Company’s historical stock option granting practices and related accounting. This investigation, which was conducted with the assistance of outside legal counsel, covered the timing, pricing and authorization of all the Company’s stock option grants made since the Company’s initial public offering in February 2001. Based on this review, the Company determined that it used incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004. The audit committee concluded that deficiencies in the grant process were the result of administrative errors and misunderstanding of applicable accounting rules, and were not attributable to fraud or intentional misconduct.

Based upon the Company’s determination that certain of its historic stock option grants had intrinsic value on the grant date, the Company had unrecorded stock compensation expense. The Company has concluded that the

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

additional unrecorded stock compensation expense is not material to its financial statements in any of the periods to which such charges would have related, and therefore did not revise its historic financial statements.

The Company recorded an additional stock-based compensation charge totaling $176,000 in the quarter ended September 30, 2006, representing the effect of the adjustment resulting from the charges discussed above that relate to 2006. Additionally, the Company recorded a reclassification between accumulated deficit and additional paid-in capital, within the equity section of the consolidated balance sheet for the fiscal year ending December 31, 2006, of approximately $731,000. This reclassification represents the effect of the adjustment resulting from the charges discussed above that related to fiscal 2005 and prior years. There were no significant income tax effects relating to this adjustment for the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations and long-term debt are considered to approximate their respective fair values.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. The effect of stock options is antidilutive for all periods presented due to the existence of net losses.

The following table presents the calculation of basic and diluted net loss per share.

	Year Ended December 31
	2006	2005	2004

Net loss	$(18,887,473)	$(22,345,714)	$(1,942,406)

Weighted-average shares of common stock outstanding — basic and diluted	41,512,000	41,125,000	40,463,000

Basic and diluted net loss per share	$(0.45)	$(0.54)	$(0.05)

Weighted-average shares from options that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted loss per share as their impact is antidilutive (computed under the treasury stock method)	777,000	1,591,000	2,091,000

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact that the adoption of FIN No. 48 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108 registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted SAB 108 in the quarter ended September 30, 2006. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact Statement 157 will have on its consolidated financial statements.

RECLASSIFICATION

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

3.	CHANGE IN ACCOUNTING ESTIMATE

The Company has intangible assets for a technology license and trademark related to the purchase of the remaining 50% of Third Wave Agbio in 2001. At the time of purchase, the life of the intangible assets was determined to be indefinite, and therefore, were recorded as indefinite lived intangible assets, subject to annual impairment tests. During the fourth quarter of 2006, the Company in its evaluation of the life on the intangible assets determined that a definite life should be assigned to the assets. The intangible assets have been reclassified as amortizable intangible assets on the balance sheet as of December 31, 2006 with a useful life of ten years. The related amortization expense in 2006 was $8,395.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	LONG-TERM DEBT

Long-term debt is as follows:

	December 31
	2006	2005

Notes payable	$15,550,747	$1,018,115
Less current portion	368,269	378,551

	$15,182,478	$639,564

Future long-term debt payments, as of December 31, 2006, by year are as follows:

2007	368,269
2008	221,490
2009	49,754
2010	0
2011	14,911,234

In December 2006, the Company issued a convertible senior subordinated zero-coupon promissory note with a maturity date of December 19, 2011 for proceeds of $14,881,878. No payments are required on the note until maturity at which time the principal amount of $20,000,000 is due. Original interest discount (OID) accrues at a rate of 6% per year on the accreted value of the note. The holder may convert each $1,000 of principal at maturity into 124.01565 shares of Third Wave common stock or the entire principal amount of the note into a total of 2,480,313 shares. In addition, after the second anniversary of the issue date, the Company has the right to require the holder to convert all or a portion of the balance remaining under the note into shares of common stock, provided that closing price of the Company stock exceeds $9.00 (150% of the initial conversion price) for twenty consecutive trading days. At any time after December 19, 2009, we may redeem the note for an amount equal to its accreted value. If either an event of default occurs under the note (which would include failure to make any payments due under the note and certain defaults under other indebtedness) or a change of control occurs with respect to Third Wave, the holder of the note may put the note to Third Wave for a purchase price equal to 110% of its accreted value.

The Company has three additional notes payable to a bank in the original amounts of $200,000, $270,000, and $800,000. These additional notes have respective final maturity dates of July 1, 2007, October 1, 2009, and July 1, 2008, bear annual interest at 4.25%, 4.93%, and 5.2%, respectively, and require monthly principal and interest payments. The Company has an available and unused $1,000,000 letter of credit with the same bank that expires on September 1, 2007 (see Note 7). The letter of credit and borrowings under the notes payable are secured by short-term investments consisting of certificates of deposit in the aggregate amount of $1,770,000.

5.	SHAREHOLDERS’ EQUITY

During 2005, under a program authorized by the Board of Directors for the repurchase by the Company of up to 5% of its outstanding common stock, 218,000 shares of common stock were repurchased at an average price of $4.02 per share. The program expired on December 31, 2005.

MINORITY INTEREST IN SUBSIDIARY

In April 2006, Third Wave Japan, K.K., (TWT Japan) a wholly-owned subsidiary of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement with Mitsubishi Corporation (“Mitsubishi”) and CSK Institute for Sustainability, LTD., (“CSK”) (collectively, the Investors). Under the Purchase Agreement, Mitsubishi invested (¥)480 million (approximately $4.2 million) and CSK invested (¥)100 million (approximately $878,000) in TWT Japan in exchange for convertible, Series A preferred stock of TWT Japan and warrants to

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

purchase an additional (¥)100 million (approximately $878,000) worth of TWT Japan common stock. Pursuant to the transaction, the Investors acquired approximately 17% of TWT Japan prior to the exercise of the warrant or 20% after exercise of the warrant. The proceeds from the equity investment are required to be used in the operations of TWT Japan.

At the time of the investment, minority interest of $704,000 was recorded on the consolidated balance sheet to reflect the share of the net assets of TWT Japan held by minority investors. For the year ended December 31, 2006, minority interest was reduced by approximately $239,000 for the minority investors’ share of the net losses and change in foreign currency translation adjustments of TWT Japan.

STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 1,256,800 common shares may be issued. All employees are eligible to participate in the Purchase Plan. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. There were 124,747, 114,562, and 306,211 shares sold to employees in the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, approximately 306,000 shares were available for issuance under the Purchase Plan.

STOCK OPTION PLANS

The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (collectively, the Plans) for employees and non-employees under which an aggregate of 13,213,183 stock options and stock purchase rights (including restricted stock units (RSUs)) may be granted. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the compensation committee of the Board of Directors at the date of grant.

The rollforward of shares available for grant through December 31, 2006, is as follows:

Shares available for grant at December 31, 2003	1,478,692
Options granted	(2,127,255)
Options forfeited	1,161,928
Increase in options available for grant	1,500,000

Shares available for grant at December 31, 2004	2,013,365
Options granted	(2,521,790)
Options forfeited	622,964
Increase in options available for grant	1,800,000

Shares available for grant at December 31, 2005	1,914,539
Options granted	(930,250)
RSUs granted	(112,530)
Options forfeited	1,694,353
RSUs forfeited	3,451

Shares available for grant at December 31, 2006	2,569,563

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s option activity is as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding at December 31, 2003	7,256,505	$4.37
Granted	2,127,255	4.97
Exercised	(775,309)	2.42
Forfeited	(1,161,928)	5.57

Outstanding at December 31, 2004	7,446,523	4.55
Granted	2,521,790	4.20
Exercised	(244,051)	2.22
Forfeited	(622,964)	7.20

Outstanding at December 31, 2005	9,101,298	4.34
Granted	930,250	3.02
Exercised	(549,588)	2.39
Forfeited	(1,694,353)	5.24

Outstanding at December 31, 2006	7,787,607	$4.12	$9,512,989
Options Exercisable at December 31, 2006	5,468,855	$4.40	$6,355,999

The options outstanding at December 31, 2006 have been segregated into the following ranges for additional disclosure:

				Number of
	Shares			Shares	Wtd
	Outstanding at	Wtd Average	Remaining	Exercisable at	Average
	December 31,	Exercise	Contractual	December 31,	Exercise
	2006	Price	Life	2006	Price

Options granted between $1.11 and $2.20	801,800	$1.94	5.3	801,800	$1.94
Options granted between $2.21 and $3.31	2,348,139	$2.82	7.1	1,161,214	$2.79
Options granted between $3.32 and $4.42	2,766,505	$3.92	6.6	1,828,054	$3.89
Options granted between $4.43 and $5.53	393,000	$4.69	7.4	199,624	$4.69
Options granted between $5.54 and $6.64	562,800	$6.35	4.9	562,800	$6.35
Options granted between $6.65 and $7.74	221,250	$6.91	6.9	221,250	$6.91
Options granted between $7.75 and $8.85	665,400	$8.73	3.8	665,400	$8.73
Options granted between $8.86 and $9.96	7,200	$9.58	3.5	7,200	$9.58
Options granted between $9.97 and $11.06	21,513	$10.79	4.2	21,513	$10.79

	7,787,607	$4.12	6.3	5,468,855	$4.40

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value of options exercised in the years ended December 31, 2006, 2005, and 2004 was $0.9 million, $0.7 million and $3.1 million, respectively. As of December 31, 2006, there was approximately $3.9 million of total unrecognized compensation cost related to the stock options granted under the plans.

Prior to February 9, 2001, the Company granted certain options to employees having exercise prices below what was considered the fair value of the underlying stock. The Company amortized to expense $80,791 in 2004 using an accelerated vesting method whereby each of the years’ vesting components is amortized over its own vesting period. During 2006, 2005 and 2004, in connection with employee terminations, the Company extended the exercise period and accelerated vesting for certain option grants. Accordingly, the options had a new measurement date and were expensed based upon their new intrinsic value or fair value. In December 2005, the Company accelerated vesting for all outstanding options with an exercise price per share of $5.00 or above. The options also had a new measurement date and were expensed based upon their new intrinsic value. Also, options granted to non-employee consultants are accounted for in accordance with SFAS No. 123(R) and EITF No. 96-18, and therefore are measured based upon their fair value as calculated using the Black-Scholes option pricing model. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest. Option expense related to such terminations, modifications and consulting arrangements in 2006, 2005, and 2004 was $866,441, ($368,977) and $2,945,664, respectively.

Restricted Stock Units

The Company’s stock plan also permits the granting of restricted stock units (RSUs) to eligible employees and non-employee directors. Restricted stock units are payable in shares of Company stock upon vesting. The restricted stock units vest at various intervals as determined by the compensation committee of the Board of Directors at the date of grant. The following table presents a summary of the Company’s nonvested restricted stock units granted to employees as of December 31, 2006.

		Weighted
		Average
	Number of	Fair
	Shares	Value

Nonvested shares of restricted stock units at December 31, 2005	—	$—
Granted	112,530	2.84
Vested	—	—
Forfeited	(3,451)	2.84

Nonvested shares of restricted stock units at December 31, 2006	109,079	$2.84

As of December 31, 2006, there was approximately $0.3 million of total unrecognized compensation cost related to the nonvested restricted stock units granted under the plan. The expense is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was approximately $47,000 in the year ended December 31, 2006. As of December 31, 2006, there were 109,079 restricted stock units outstanding.

6.	INCOME TAXES

At December 31, 2006, the Company had net operating loss carryforwards of approximately $146 million for U.S. federal and state income tax purposes, which expire beginning in 2008. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

There was no provision for income taxes in 2006 and 2005 due to the net operating loss. The 2004 provision for income taxes represents the amount computed under the alternative minimum tax (AMT) requirements.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are as follows:

	December 31
	2006	2005

Deferred tax assets:
Patent expense	$2,395,000	$1,930,000
Stock compensation expense	267,000	203,000
Deferred revenue	58,000	104,000
Inventory obsolescence	262,000	270,000
Accrued liabilities	1,456,000	1,891,000
Other	274,000	227,000
AMT credit carryforward	39,000	39,000
Net operating loss carryforwards	58,433,000	53,440,000

Total deferred tax assets	63,184,000	58,104,000
Valuation allowance	(62,809,000)	(56,934,000)

Net deferred tax assets	375,000	1,170,000

Deferred tax liabilities:
Equipment and leasehold improvements	76,000	(113,000)
Intangibles	(451,000)	(1,057,000)

Deferred tax liabilities	(375,000)	(1,170,000)

Net deferred tax assets/(liabilities)	$—	$—

The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the federal income tax rate to loss before taxes as a result of the following:

	2006	2005	2004

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(5.0)%	(5.9)%	(5.1)%
Foreign taxes	0.0%	0.0%	2.1%
Meals and entertainment	0.2%	0.2%	1.7%
Stock-based compensation	5.4%	—	—
Other permanent differences	(0.3)%	0.0%	1.0%
Valuation allowance	33.7%	39.7%	37.3%

	0.0%	0.0%	3.0%

At December 31, 2006, the Company had $39,000 of AMT credits which do not expire. The valuation allowance at December 31, 2006 and 2005 was provided because of the Company’s history of net losses and uncertainty as to the realization of the deferred tax assets. As a result, the Company believes it is more likely than not that the deferred tax assets will not be realized. Through December 31, 2006, the Company’s foreign subsidiary has operated at a loss, and accordingly, no provision for U.S. deferred taxes has been provided. Any earnings of the foreign subsidiary would be considered to be permanently invested.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	LEASE OBLIGATIONS

The Company leases its corporate facility under an operating lease effective through September 2014. The lease agreement required a $1,000,000 upfront payment and requires the Company to provide the landlord an irrevocable standby letter of credit of $1,000,000, which is collateralized by a certificate of deposit included in short-term investments. The lease agreement was amended in 2006 to extend the term of the lease on that portion of the leased premises comprising the “New Building Addition” (approximately 70% of leased space) to September 2014, and to reduce the $1,905,502 addition improvement rent balance on such New Building Addition to $1,000,000 payable in four equal installments in 2007. Rent expense is being recorded by the Company on a straight-line basis over the amended lease term. At December 31, 2006 and 2005, long-term other assets includes approximately $640,000 and $798,000, respectively, of prepaid rent. In addition, at December 31, 2006 and 2005, other long-term liabilities includes approximately $1,103,000 and $1,159,000, respectively, of deferred rent.

In 2006 and 2005, the Company entered into multiple capital leases for computer equipment, office equipment and furniture, totaling approximately $59,000 and $184,000, respectively.

Future minimum lease payments as of December 31, 2006 by year are as follows:

	Capital	Operating
	Leases	Leases

2007	$139,000	$2,321,000
2008	65,000	1,374,000
2009	37,000	1,429,000
2010	12,000	1,486,000
2011	—	1,404,000
Thereafter	—	2,692,000

Total minimum lease obligations	$253,000	$10,706,000

Less amounts representing interest	29,000

Present value of minimum lease payments	224,000
Less current portion of long-term lease obligations	124,000

	$100,000

Rent expense was approximately $1,991,000, $2,167,000, and $2,165,000 in 2006, 2005 and 2004, respectively.

8.	RESTRUCTURING AND OTHER CHARGES

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

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table shows the changes in the restructuring accrual through December 31, 2006. The restructuring accrual was reduced in the quarter ended September 30, 2006 due to an amendment to the building lease that resulted in lower lease payments over the original remaining life of the lease. The remaining restructuring balance of $0.6 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid over the lease term through 2011. The current portion of the accrual of $125,579 is included in other accrued liabilities on the balance sheets and the remainder is included in other long-term liabilities.

		Equipment and
		Leasehold
		Improvements	Prepayment
	Facilities	Disposals	Penalties	Other	Total

Charge in 2002	$2,470,438	$7,175,995	$494,930	$945,870	$11,087,233
Payments made	(312,400)	—	(469,300)	—	(781,700)
Non-cash charges	—	(7,175,995)	(25,630)	(140,290)	(7,341,915)

Accrued restructuring balance at December 31, 2002	2,158,038	—	—	805,580	2,963,618
Payments made	(674,809)	—	—	(874,765)	(1,549,574)
Revision to estimate	(69,185)	—	—	69,185	—

Accrued restructuring balance at December 31, 2003	1,414,044	—	—	—	1,414,044
Payments made	(199,196)	—	—	—	(199,196)
Revision to estimate	(98,000)	—	—	—	(98,000)

Accrued restructuring balance at December 31, 2004	1,116,848	—	—	—	1,116,848
Payments made	(159,285)				(159,285)

Accrued restructuring balance at December 31, 2005	957,563	—	—	—	957,563
Payments made	(146,303)	—	—	—	(146,303)
Revision to estimate	(180,000)	—	—	—	(180,000)

Accrued restructuring balance at December 31, 2006	$631,260	$—	$—	$—	$631,260

9.	LICENSE AGREEMENTS

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

Under this agreement, the Company granted the licensor a put option to sell a specified number of shares back to the Company anytime after March 1, 1998. The total number of shares that can be put to the Company cannot exceed the number of shares necessary to achieve a purchase price of $200,000. At December 31, 2006, the price per share to be paid if the put option is exercised is $11.00. Accordingly, the Company has classified $200,000 of additional paid-in capital outside of shareholders’ equity in other liabilities in the accompanying balance sheets.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

2007	$450,000
2008	450,000
2009	450,000
2010	225,000

Total payments	1,575,000

Less amount representing interest	144,058

Present value of payments	$1,430,942

In January 2006, the Company entered into a two year nonexclusive license agreement for certain patent rights involving Hepatitis C (HCV) technology for a nonrefundable fee of 1,000,000 Euros. Upon expiration of the initial license period, the Company may extend the license upon payment of a second license fee. This license permits the Company to market and sell HCV Invader products in the U.S. The estimated present value of the fee of $1.1 million will be amortized over its estimated useful life (2 years).

The upfront license fees are classified as capitalized license fees on the Balance Sheet.

In addition, the Company licensed rights to patents and/or patent applications covering genetic variations associated with certain diseases for which the Company has designed clinical diagnostic products.

10.	COLLABORATIVE AGREEMENTS

In December 2000, the Company entered into a development and commercialization agreement with BML, Inc. (BML). Under this agreement, the Company developed assays in accordance with a mutually agreed development program for use in clinical applications by BML. In 2000, BML paid the Company a nonrefundable fee of $3 million, which was recognized as revenue on a straight-line basis over the expected term of development services being performed by the Company. In 2006, 2005 and 2004, BML paid the Company $854,000, $575,000, and $1,915,000 respectively, for product and specified services performed in these respective years, which was recognized as revenue as the product was shipped and services were performed.

On October 16, 2002, the Company entered into a license and supply agreement with Aclara Biosciences, Inc., which was acquired by Monogram Biosciences (formerly Virologics, Inc.) in December 2004. Under this agreement, Monogram has the non-exclusive right to incorporate the Company’s Invadertm technology and Cleavase® enzyme with Monograms’s eTagtm technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In exchange, Monogram made certain upfront payments and will make royalty payments to the Company on sales of eTag-Invader gene expression assays. The Company has also provided Monogram with certain manufacturing materials for use in manufacturing Invader products. The Company received royalty revenue of $250,000 and $150,000 in 2005 and 2004, respectively.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	401(k) PLAN

The Company has a 401(k) savings plan (the Plan) which covers substantially all employees. The Plan provides for Company contributions of 50% of employee contributions up to 6% of their compensation. Company contributions to the plan were approximately $294,000, $377,000, and $329,000 in 2006, 2005 and 2004, respectively.

12.	LONG-TERM INCENTIVE PLANS

The Company has Long-Term Incentive Plans (LTIP) in place which compensate certain employees if performance targets are met over the three-year performance period. The amount of compensation is determined by the level of achievement against the performance targets. The compensation earned is paid in the two years following the performance period. The performance targets are based upon revenue, stock price and stock performance as compared to a peer group. The Company estimates for the liability are based on forecasts and other available information, and the likelihood of achieving the performance target levels. The accrual involves significant judgment and estimates, and therefore, it is reasonably possible that a change in estimate may occur in future periods as a result of changes in the achievement or expected achievement of the performance targets. As of December 31, 2006 and 2005, the Company has accrued $1,885,989 and $1,312,841, respectively, for the plans.

The Company recorded expense related to the LTIP plans of $573,148, $434,716, and $878,125 in 2006, 2005, and 2004, respectively.

13.	LONG-TERM LIABILITIES

Other long-term liabilities consist of the long-term portion of the following items:

	December 31,	December 31,
	2006	2005

License payments	$1,048,260	$1,430,942
Long-term Incentive Plan	1,885,989	1,312,841
Restructuring	505,681	775,174
Rent	1,103,313	1,159,094
Other	233,029	706,853

	$4,776,272	$5,384,904

14.	SEGMENT DISCLOSURE

The Company operates in one industry segment. Product revenues to international end-users accounted for 17%, 27%, and 70% of product revenues in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, approximately $312,000 and $783,000 respectively, of receivables are denominated in Yen. Product revenues by geographic area in 2006, 2005 and 2004, were as follows:

	2006	2005	2004

United States	$23,064,642	$17,027,952	$13,759,367
Japan	3,814,957	5,107,455	31,361,485
Other	809,825	1,035,398	895,275

	$27,689,424	$23,170,805	$46,016,127

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following sets forth selected quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands, except per share data). The operating results are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31

2006:
Net revenues	$7,875	$6,759	$6,601	$6,792
Gross margin	5,712	4,861	4,364	4,656
Net loss	(4,383)	(4,727)	(5,153)	(4,624)
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.12)	$(0.11)
2005:
Net revenues	$7,126	$5,772	$5,222	$5,786
Gross margin	5,126	3,960	3,646	4,070
Net income (loss)	(4,421)	(5,514)	(7,380)	(5,031)
Basic and diluted net income (loss) per share	$(0.11)	$(0.13)	$(0.18)	$(0.12)

16.	SUBSEQUENT EVENT

In September 2004, the Company filed a suit against Stratagene alleging patent infringement of two patents concerning the proprietary Invader chemistry. The case was tried before a jury in August 2005, and the jury found that Stratagene willfully infringed the Company’s patents and that the patents were valid and awarded $5.29 million in damages. The Court subsequently tripled that judgment and awarded the Company interest and attorneys fees of $4.2 million. Stratagene appealed the verdict to the Court of Appeals for the Federal Circuit in Washington, D.C.

On January 29, 2007, the Company and Stratagene entered into an out-of-court settlement regarding this litigation. Under the terms of the settlement Stratagene agreed to pay the Company $10.75 million in cash to satisfy the outstanding judgment and dropped its appeal in its entirety. The parties also agreed to stay any further litigation, including the suit filed by Stratagene against Third Wave in the District of Delaware, for nine months and on February 13, 2007, Stratagene dismissed its suit without prejudice.

Also in October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that our HPV ASRs do not infringe any valid claims of Digene’s human papillomavirus related patents. In January 2006, we reached an agreement with Digene to dismiss the suit without prejudice. We also agreed that neither party would file a suit against the other relating to the Digene human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene filed suit against us in the United States Court for the Western District of Wisconsin. The complaint alleges patent infringement of unidentified claims of a single patent related to HPV type 52 by the Company’s HPV ASR product. We filed our response to Digene’s complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain antitrust laws. The Court has not yet set a schedule for this litigation.

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

Third Wave’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Third Wave’s independent auditors have issued an audit report on management assessment of the Company’s internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

Effective March 12, 2007, the compensation committee of the Company’s board of directors established the Company’s Long Term Incentive Plan No. 4 (“LTIP 4”). Under LTIP 4, awards were made to select employees, including the Company’s executive officers, covering the 2007-2009 period to provide a continued emphasis on specified financial performance goals which the board of directors considers to be important contributors to long-term stockholder value. Subject to continued employment during the performance period, earned awards will become payable if and to the extent the Company attains the clinical revenue, stock price and total shareholder return versus peer group performance goals set by the Committee for the relevant performance period as reflected in the plan. Subject to continued employment, earned awards are payable in cash, shares of the Company’s common stock or a combination of both over a two-year period following completion of the performance period. A copy of LTIP 4 is filed with this Form 10-K as Exhibit 10.30.

Additionally, on March 12, 2007, the Company entered into employment agreements with each of Cindy Ahn, John Bellano, Jorge Garces and Greg Hamilton under which they are entitled to certain compensation and benefits. Copies of these employment agreements are filed with this Form 10-K as Exhibits 10.24, 10.25, 10.26 and 10.27.

PART III

Items 10 through 14 are incorporated herein by reference to the following sections of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2007: Election of Directors, Board of Directors and Committees — Audit Committee, Compensation Committee Interlocks and Insider Participation, Director Compensation, Ratification of Appointment of Independent Registered Public Accounting Firm, Compensation Committee Report, Executive Compensation, Equity Compensation Plan Information, Executive Officers of the Company, Security Ownership of Certain Beneficial Owners and Management, Section 16(a) Beneficial Ownership Reporting Compliance, Certain Relationships and Related Transactions and Code of Business Conduct.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents Filed as a Part of this Report.

1. Financial Statements.  The financial statements required to be filed as part of this Report are listed on page 36.

2. Financial Statement Schedules.  The following financial statement schedule required to be filed as part of this Report is included on page 67.

Schedule II — Valuation and Qualifying Accounts. Schedules not included have been omitted because they are not applicable.

3. Exhibits.  The exhibits required to be filed as a part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2007.

THIRD WAVE TECHNOLOGIES, INC.

By:	/s/ Kevin T. Conroy
Kevin T. Conroy
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and executive officers of Third Wave Technologies, Inc., hereby severally constitute and appoint of Cindy Ahn our true and lawful attorney and agent, with full power to her to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K of Third Wave Technologies, Inc. filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on dates indicated.

Signature	Title	Date

/s/ David A. Thompson David A. Thompson	Chairman of the Board and Director	March 9, 2007

/s/ Kevin T. Conroy Kevin T. Conroy	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2007

/s/ Maneesh K. Arora Maneesh K. Arora	Chief Financial Officer (Principal Financial Officer)	March 13, 2007

/s/ James Connelly James Connelly	Director	March 14, 2007

/s/ Gordon F. Brunner Gordon F. Brunner	Director	March 14, 2007

/s/ Lawrence Murphy Lawrence Murphy	Director	March 12, 2007

/s/ Katherine Napier Katherine Napier	Director	March 14, 2007

/s/ Lionel Sterling Lionel Sterling	Director	March 8, 2007

EXHIBIT INDEX

Exhibit
No.		Description	Incorporated by Reference to

3.1		Amended and Restated Certificate of Incorporation of the Registrant, dated as of August 16, 2000	Exhibit 3.1(b) to the Registrant’s Registration Statement on Form S-1, Registration No. 333-42694, filed on July 31, 2000, as amended
3.2		Amended and Restated Bylaws of the Registrant, dated as of April 11, 2006	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2006
4.1		Rights Agreement between the Registrant and Computershare Investor Services (fka EquiServe Trust Company N.A.), dated as of October 24, 2001	Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A, File No. 000-31745, filed on November 30, 2001
4.2		Amendment No. 1 to the Rights Agreement between the Registrant and Computershare Investor Services (fka EquiServe Trust Company N.A.) dated February 18, 2003	Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A, File No. 000-31745, filed on February 19, 2003
10	.1*	Incentive Stock Option Plan	Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-42694, filed on July 31, 2000, as amended
10	.2*	1997 Incentive Stock Option Plan	Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-42694, filed on July 31, 2000, as amended
10	.3*	1997 Nonqualified Stock Option Plan	Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-42694, filed on July 31, 2000, as amended
10	.4*	1998 Incentive Stock Option Plan	Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-42694, filed on July 31, 2000, as amended
10	.5*	1999 Incentive Stock Option Plan	Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-42694, filed on July 31, 2000, as amended
10	.6*	1999 Nonqualified Stock Option Plan	Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-42694, filed on July 31, 2000, as amended
10	.7*	2000 Stock Plan, as amended	Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on June 6, 2006
10	.8*	First Amendment To Third Wave Technologies Inc. 2000 Stock Plan
10	.9*	2000 Employee Stock Purchase Plan	Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-42694, filed on July 31, 2000, as amended
10.10		Lease Agreement, dated as of April 1, 1997, between the Registrant and University Research Park Facilities Corp. and amendment, dated as of September 1, 2001	Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-42694, filed on July 31, 2000, as amended

Exhibit
No.		Description	Incorporated by Reference to

10.11		Amendment to Lease between Registrant and University Research Park Facilities Corp. dated as of September 1, 2002	Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002
10.12		Amendment No. 2 to Lease Agreement between University Research Park Facilities Corp. and Third Wave Technologies, Inc. dated September 1, 2006	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended September 30, 2006
10.13		Development and Commercialization Agreement, dated as of December 29, 2000, between the Registrant and BML, Inc.	Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-42694, filed on July 31, 2000, as amended
10.14		License Agreement dated as of October 15, 2002 between Registrant and Monogram Biosciences (fka Aclara Biosciences, Inc.)	Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002
10	.15*	Severance Agreement between John Puisis and Third Wave Technologies, Inc. effective December 20, 2005	Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005
10	.16*	Third Wave Technologies, Inc. Amended Long Term Incentive Plan No. 2	Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005
10	.17*	Third Wave Technologies, Inc. Amended Long Term Incentive Plan No. 3	Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005
10	.18*	Severance Agreement between James J. Herrmann and Third Wave Technologies, Inc. dated January 31, 2006	Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005
10.19		Series A Preferred Stock and Warrant Purchase Agreement between Mitsubishi Corporation, CSK Institute for Sustainability, Ltd. and Third Wave Technologies Japan, K.K. dated March 31, 2006	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2006
10.20		Investor Rights Agreement between Registrant, Third Wave Technologies Japan, KK, Mitsubishi Corporation and CSK Institute for Sustainability, LTD. dated April 21, 2006	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2006
10.21		Securities Purchase Agreement between Stark Onshore Master Holding LLC and Third Wave Technologies, Inc. dated December 18, 2006	Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 19, 2006
10	.22*	Second Amended and Restated Employment Agreement between Kevin T. Conroy and Third Wave Technologies, Inc. dated March 12, 2007
10	.23*	Amended and Restated Employment Agreement between Maneesh Arora and Third Wave Technologies, Inc. dated March 12, 2007
10	.24*	Employment Agreement between Cindy Ahn and Third Wave Technologies, Inc. dated March 12, 2007
10	.25*	Employment Agreement between John Bellano and Third Wave Technologies, Inc. dated March 12, 2007

Exhibit
No.		Description	Incorporated by Reference to

10	.26*	Employment Agreement between Jorge Garces and Third Wave Technologies, Inc. dated March 12, 2007
10	.27*	Employment Agreement between Greg Hamilton and Third Wave Technologies, Inc. dated March 12, 2007
10	.28*	Employment Offer between Ivan Trifunovich and Third Wave Technologies, Inc. dated December 6, 2001
10	.29*	Third Wave Technologies, Inc. 2007 Incentive Plan
10	.30*	Third Wave Technologies, Inc. Long Term Incentive Plan No. 4
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
23.2		Consent of Independent Registered Public Accounting Firm — Ernst & Young
24.1		Powers of Attorney (contained in the signature page hereto)
31.1		CEO’s Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2		CFO’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1		CEO’s Certification pursuant to 18 U.S.C. Section 1350, of Chapter 63 of Title 18 of the United States Code
32.2		CFO’s Certification pursuant to 18 U.S.C Section 1350, of Chapter 63 of Title 18 of the United States Code

*	Indicated a management contract or compensatory plan or arrangement.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Balance at	Additions
	Beginning	Charged	(1)	Balance at
Description	of Year	to Expense	Deductions	End of Year
		(Dollars in thousands)

Allowance for doubtful accounts receivable:
2004	$140	$177	$17	$300
2005	$300	$107	$207	$200
2006	$200	$24	$24	$200
Allowance for excess and obsolete inventory:
2004	$750	$805	$905	$650
2005	$650	$968	$943	$675
2006	$675	$770	$790	$655

(1)	Represents amounts written off or disposed, net of recoveries.