Form 10-Q
period 2007-03-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2007-05-10
CIK 1120438

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD __________ TO __________

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of May 7, 2007, was 42,277,120.

================================================================================

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2007

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I FINANCIAL INFORMATION.........................................      3
   Item 1. Consolidated Financial Statements.........................      3
      Consolidated Balance Sheets (Unaudited) as of March 31, 2007
      and December 31, 2006..........................................      3
      Consolidated Statements of Operations (Unaudited) for the Three
      Months Ended March 31, 2007 and 2006...........................      4
      Consolidated Statements of Cash Flows (Unaudited) for the Three
      Months Ended March 31, 2007 and 2006...........................      5
      Notes to Consolidated Financial Statements (Unaudited).........      6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................     11

   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk......................................................     17

   Item 4. Controls and Procedures...................................     17

PART II OTHER INFORMATION............................................     17
   Item 1. Legal Proceedings.........................................     17

   Item 2. Unregistered Sales of Equity Securities and Use of
           Proceeds..................................................     18

   Item 3. Defaults Upon Senior Securities...........................     18

   Item 4. Submission Of Matters To A Vote Of Security Holders.......     18

   Item 5. Other Information.........................................     18

   Item 6. Exhibits..................................................     18

SIGNATURES...........................................................     19

EXHIBITS.............................................................     20

                         PART I - FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                      2007            2006
                                                                                 -------------   -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                     $  45,535,913   $  42,428,841
   Short-term investments                                                            1,575,000       1,770,000
   Accounts receivables, net of allowance for doubtful accounts of $200,000 at
      March 31, 2007 and December 31, 2006, respectively                             4,453,014       4,756,497
   Inventories                                                                       3,799,023       3,513,909
   Prepaid expenses and other                                                        1,423,188         463,139
                                                                                 -------------   -------------
Total current assets                                                                56,786,138      52,932,386
Equipment and leasehold improvements:
   Machinery and equipment                                                          16,780,816      16,623,560
   Leasehold improvements                                                            2,362,879       2,362,676
                                                                                 -------------   -------------
                                                                                    19,143,695      18,986,236
   Less accumulated depreciation                                                    15,154,572      14,763,932
                                                                                 -------------   -------------
                                                                                     3,989,123       4,222,304
                                                                                 -------------   -------------
Intangible assets, net of accumulated amortization                                   1,734,511       2,135,884
Goodwill                                                                               489,873         489,873
Capitalized license fees, net of accumulated amortization                            2,320,588       2,624,580
Other assets                                                                         2,304,660       1,828,949
                                                                                 -------------   -------------
Total assets                                                                     $  67,624,893   $  64,233,976
                                                                                 =============   =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   7,119,356   $   7,095,860
   Accrued payroll and related liabilities                                           1,704,987       3,856,999
   Other accrued liabilities                                                         1,157,402       1,446,500
   Deferred revenue                                                                         --         109,052
   Capital lease obligations due within one year                                       110,991         124,220
   Long-term debt due within one year                                                  355,086         368,269
                                                                                 -------------   -------------
Total current liabilities                                                           10,447,822      13,000,900
Long-term debt                                                                      15,321,134      15,182,478
Deferred revenue - long-term                                                                --          36,330
Capital lease obligations - long-term                                                   78,149          99,446
Other liabilities                                                                    4,385,499       4,776,272
Minority interest in subsidiary                                                        372,574         465,134
Shareholders' equity:
   Participating preferred stock, Series A, $.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                                          --              --
   Common stock, $.001 par value, 100,000,000 shares authorized, 42,404,431 shares issued, 42,186,431 shares outstanding at March 31, 2007 and
      42,135,713 shares issued and 41,917,713 shares outstanding at December
      31, 2006                                                                          42,404          42,136
   Additional paid-in capital                                                      210,912,495     209,355,204
   Unearned stock-based compensation                                                    (1,791)         (6,354)
   Treasury stock - 218,000 shares acquired at an average price of $4.02 per
      share                                                                           (877,159)       (877,159)
   Foreign currency translation adjustment                                             (84,257)       (102,186)
   Accumulated deficit                                                            (172,971,977)   (177,738,225)
                                                                                 -------------   -------------
Total shareholders' equity                                                          37,019,715      30,673,416
                                                                                 -------------   -------------
Total liabilities and shareholders' equity                                       $  67,624,893   $  64,233,976
                                                                                 =============   =============

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months
                                                         Ended March 31,
                                                    -------------------------
                                                        2007          2006
                                                    -----------   -----------
Revenues:
   Clinical product sales                           $ 5,973,160   $ 4,709,787
   Research product sales                               568,952     2,995,688
   License and royalty revenue                          170,955        27,263
   Grant revenue                                             --       141,882
                                                    -----------   -----------
Total revenues                                        6,713,067     7,874,620
                                                    -----------   -----------
Operating expenses:
   Cost of goods sold
      Product cost of goods sold                      1,311,571     1,469,650
      Intangible and long-term asset amortization       705,365       693,391
                                                    -----------   -----------
                                                      2,016,936     2,163,041
   Research and development                           5,109,089     2,302,013
   Selling and marketing                              2,602,781     3,028,635
   General and administrative                         2,885,747     4,060,595
   Litigation                                           406,481     1,001,934
                                                    -----------   -----------
Total operating expenses                             13,021,034    12,556,218
                                                    -----------   -----------
Loss from operations                                 (6,307,967)   (4,681,598)
Other income (expense):
   Interest income                                      531,275       373,182
   Interest expense                                    (301,239)      (55,846)
   Other                                             10,747,947       (19,185)
                                                    -----------   -----------
Total other income (expense)                         10,977,983       298,151
Income (loss) before minority interest                4,670,016    (4,383,447)
Minority interest in subsidiary                          96,232            --
                                                    -----------   -----------
Net income (loss)                                   $ 4,766,248   $(4,383,447)
                                                    ===========   ===========

Net income (loss) per share - basic                 $      0.11   $     (0.11)
Net income (loss) per share - diluted               $      0.11   $     (0.11)
Weighted average shares outstanding - basic          42,025,463    41,310,561
Weighted average shares outstanding - diluted        43,884,463    41,310,561

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three Months
                                                                 Ended March 31,
                                                            -------------------------
                                                                2007          2006
                                                            -----------   -----------
OPERATING ACTIVITIES:
Net income (loss)                                           $ 4,766,248   $(4,383,447)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Minority interest in net loss of subsidiary                  (96,232)           --
   Depreciation and amortization                                436,701       407,082
   Amortization of intangible assets                            401,373       376,188
   Amortization of licensed technology                          303,992       317,203
   Noncash stock compensation                                   615,822       966,546
   Interest accretion related to convertible note payable       223,228            --
   Loss on disposal of equipment                                 11,834         9,691
   Changes in operating assets and liabilities:
      Accounts receivable                                       262,523       302,888
      Inventories                                              (285,351)   (1,100,935)
      Prepaid expenses and other assets                      (1,409,653)     (621,138)
      Accounts payable                                          268,395       157,505
      Accrued expenses and other liabilities                 (2,388,717)       70,205
      Deferred revenue                                         (145,382)      (23,447)
                                                            -----------   -----------
Net cash provided by (used in) operating activities           2,964,781    (3,521,659)
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements              (214,462)     (182,733)
Proceeds on sale of equipment                                       524            --
Purchases of licensed technology                               (244,900)     (333,212)
Purchases of short-term investments                            (575,000)           --
Sales and maturities of short-term investments                  770,000            --
Change in restricted cash balance                                    --       805,184
                                                            -----------   -----------
Net cash provided by (used in) investing activities            (263,838)      289,239
FINANCING ACTIVITIES:
Payments on long-term debt                                      (97,755)      (91,984)
Payments on capital lease obligations                           (34,526)      (31,123)
Proceeds from issuance of common stock, net                     502,225       240,173
                                                            -----------   -----------
Net cash provided by financing activities                       369,944       117,066
                                                            -----------   -----------
Effect of exchange rate changes on cash                          36,185            --
                                                            -----------   -----------
Net increase (decrease) in cash and cash equivalents          3,107,072    (3,115,354)
                                                            -----------   -----------
Cash and cash equivalents at beginning of period             42,428,841    27,681,704
                                                            -----------   -----------
Cash and cash equivalents at end of period                  $45,535,913   $24,566,350
                                                            -----------   -----------

Noncash investing and financing activities:

- During the three months ended March 31, 2007, the Company issued 79,441 shares of common stock as partial payment of amounts earned by employees under the 2006 Incentive Plan.

- During the three months ended March 31, 2006 the Company entered into capital lease obligations of $19,479.

- During the three months ended March 31, 2006 the Company entered into a license agreement under which the Company will pay 1,000,000 Euros over two years. The estimated present value of the license is $1,122,338.

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Third Wave Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC).

(2) Settlement

In September 2004, the Company filed a suit against Stratagene alleging patent infringement of two patents concerning the proprietary Invader chemistry. The case was tried before a jury in August 2005, and the jury found that Stratagene willfully infringed the Company's patents and that the patents were valid and awarded $5.29 million in damages. The Court subsequently tripled that judgment and awarded the Company interest and attorneys fees of $4.2 million. Stratagene appealed the verdict to the Court of Appeals for the Federal Circuit in Washington, D.C.

On January 29, 2007, the Company and Stratagene entered into an out-of-court settlement regarding this litigation. Under the terms of the settlement Stratagene paid the Company $10.75 million in cash to satisfy the outstanding judgment and dropped its appeal in its entirety. The parties also agreed to dismiss all litigation, including the suit filed by Stratagene against Third Wave in the District of Delaware.

(3) Net Income (Loss) Per Share

In accordance with GAAP, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net income (loss) per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the three months ended March 31, 2006 because they are anti-dilutive.

The following table presents the calculation of basic and diluted net income
(loss) per share:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                   -------------------------
                                                       2007          2006
                                                   -----------   -----------
Numerator:
   Net income (loss)                               $ 4,766,248   $(4,383,447)
                                                   ===========   ===========
Denominator:
   Weighted average shares outstanding - basic      42,025,463    41,310,561
   Dilutive securities - stock options               1,859,000           N/A
                                                   -----------   -----------
   Weighted average shares outstanding - diluted    43,884,463    41,310,561
Basic net income (loss)  per share                 $      0.11   $     (0.11)
Dilutive net income (loss) per share               $      0.11   $     (0.11)

(4) Stock-Based Compensation

The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (collectively, the Plans) for employees and non-employees under which an aggregate of 13,213,183 stock options and stock purchase rights (including restricted stock units (RSUs)) may be granted. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the compensation committee of the Board of Directors at the date of grant. At March 31, 2007, approximately 2.5 million shares were available for future grant under the Plans.

Stock Options

The following table summarizes the stock option activity under the Plans for the three months ended March 31, 2007:

                                                                         WEIGHTED
                                                                         AVERAGE      AGGREGATE
                                        NUMBER OF   WEIGHTED AVERAGE   CONTRACTUAL    INTRINSIC
                                         SHARES      EXERCISE PRICE        LIFE         VALUE
                                        ---------   ----------------   -----------   -----------
Outstanding at December 31,2006         7,787,607         $4.12
   Granted                                 19,829          5.34
   Exercised                             (189,278)         2.65
   Forfeited                              (18,825)         6.78
                                        ---------         -----
Outstanding at March 31, 2007           7,599,333         $4.15            6.1       $10,859,359
Options exercisable at March 31, 2007   5,599,711         $4.37            5.6       $ 7,736,770

The weighted average fair value of stock options granted in the three months ended March 31, 2007 and 2006 was $3.29 and $1.88, respectively, using the Black-Scholes option-pricing model.

The calculations were made for the three months ended March 31, 2007 and 2006 using the following assumptions:

                          2007   2006
                          ----   ----
Expected term (years)       5      5
Risk-free interest rate   4.5%   4.7%
Expected volatility        69%    77%
Expected dividend yield     0%     0%
Forfeiture rate            25%    25%

The expected volatility is based on the historical volatility of the Company's stock. The Company uses historical option activity to estimate the forfeiture rate, expected term of the options and the option exercise and employee termination behavior. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogeneous groups for valuation. The expected term of the options represents the period of time the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual term of the options is based on the U.S. Treasury constant maturity interest rate which has a term that is consistent with the expected life of the stock options.

As of March 31, 2007, there was approximately $3.2 million of total unrecognized compensation cost related to the stock options granted under the Plans. The intrinsic value of the shares acquired upon exercise of stock options in the three months ended March 31, 2007 and 2006 was $0.5 million and $0.2 million, respectively.

Restricted Stock Units

The Company's stock plan also permits the granting of restricted stock units to eligible employees and non-employee directors. Restricted stock units are payable in shares of Company stock upon vesting. The restricted stock units vest at various intervals as determined by the compensation committee of the Board of Directors at the date of grant. The following table presents a summary of the Company's nonvested restricted stock units granted to employees as of March 31, 2007.

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2007
                                                        ----------------------------
                                                        NUMBER OF   WEIGHTED AVERAGE
                                                          SHARES       FAIR VALUE
                                                        ---------   ----------------
Nonvested restricted stock units at December 31, 2006    109,079          $2.84
   Granted                                                83,789           0.29
   Vested                                                (79,441)            --
   Forfeited                                              (1,300)          2.84
                                                         -------          -----
Nonvested restricted stock units at March 31, 2007       112,127          $2.95
                                                         =======          =====

As of March 31, 2007, there was approximately $0.3 million of total unrecognized compensation cost related to the nonvested restricted stock units granted under the plan. The expense is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was approximately $20,000 in the three months ended March 31, 2007. The aggregate intrinsic value of the restricted stock units outstanding at March 31, 2007 was $0.6 million.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 1,256,800 common shares may be issued. All employees are eligible to participate in the Purchase Plan. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. There were no shares sold to employees in the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, approximately 306,000 shares were available for issuance under the Purchase Plan.

(5) Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                             MARCH 31,   DECEMBER 31,
                                               2007          2006
                                            ----------   ------------
Raw materials                               $2,434,091    $2,283,852
Finished goods                               1,269,049     1,367,177
Work in process                                821,693       517,880
Reserve for excess and obsolete inventory     (725,810)     (655,000)
                                            ----------    ----------
Total inventories                           $3,799,023    $3,513,909
                                            ==========    ==========

(6) Stock-based Compensation

Included in operating expenses are the following stock-based compensation charges, net of forfeitures related to terminated employees:

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                    -------------------
                                      2007       2006
                                    --------   --------
Cost of goods sold                  $ 23,723   $ 40,913
Research and development             124,433    155,790
Selling and marketing                122,713    198,946
General and administrative           344,953    570,897
                                    --------   --------
   Total stock-based compensation   $615,822   $966,546
                                    --------   --------

(7) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                              ------------------------
                                                 2007          2006
                                              ----------   -----------
Net income (loss)                             $4,766,248   $(4,383,447)
Other comprehensive income (loss):
   Foreign currency translation adjustments       17,929            36
                                              ----------   -----------
Comprehensive income (loss)                   $4,784,177   $(4,383,411)
                                              ==========   ===========

(8) Amortizable Intangible Assets

Amortizable intangible assets consist of the following:

                                            MARCH 31, 2007              DECEMBER 31, 2006
                                      --------------------------   --------------------------
                                         GROSS                        GROSS
                                        CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                                         AMOUNT     AMORTIZATION      AMOUNT     AMORTIZATION
                                      -----------   ------------   -----------   ------------
Costs of settling patent litigation   $10,533,248    $9,772,568    $10,533,248    $9,396,380

Technology license                        915,828        30,528        915,828         7,632
Trademark                                  91,583         3,052         91,583           763
Customer agreements                        38,000        38,000         38,000        38,000
                                      -----------    ----------    -----------    ----------
   Total                              $11,578,659    $9,844,148    $11,578,659    $9,442,775
                                      ===========    ==========    ===========    ==========

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

The following table shows the changes in the restructuring accrual since December 31, 2006. The remaining restructuring balance of $0.6 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid over the lease term through 2011. The current portion of the accrual is included in other accrued liabilities on the balance sheets and the remainder is included in other long-term liabilities.

Accrued restructuring balance at December 31, 2006   $631,260
Payments made                                         (31,390)
                                                     --------
Accrued restructuring balance at March 31, 2007      $599,870
                                                     ========

(10) Other Long-term Liabilities

Other long-term liabilities consist of the long-term portion of the following items:

                            MARCH 31,   DECEMBER 31,
                              2007          2006
                           ----------   ------------
License payments           $  949,446    $1,048,260
Long-term Incentive Plan    1,693,767     1,885,989
Restructuring                 474,564       505,681
Rent                        1,067,722     1,103,313
Other                         200,000       233,029
                           ----------    ----------
                           $4,385,499    $4,776,272
                           ==========    ==========

(11) Income Taxes

On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not significant. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company's Balance Sheets at December 31, 2006 and at March 31, 2007, and has not recognized any interest or penalties in the Statement of Operations for the first quarter of 2007.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company's tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company's financial condition, results of operations or cash flows. At March 31, 2007, the Company had deferred tax assets of $63.2 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development credit carryforwards. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company's net deferred tax asset. Additionally, the future utilization of the Company's net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company's effective tax rate.

(12) Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

Third Wave Technologies, Inc. is a leading molecular diagnostics company. We believe our proprietary Invader chemistry, a novel, molecular chemistry, is easier to use and more accurate than competing technologies. These and other advantages conferred by our chemistry are enabling us to provide clinicians and researchers with superior molecular solutions.

More than 180 clinical laboratory customers are using Third Wave's molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.

In August 2005, we received clearance from the U.S. Food and Drug Administration (the FDA) for our Invader UGT1A1 Molecular Assay. The Invader UGT1A1 Molecular Assay is cleared for use to identify patients who may be at increased risk of adverse reaction to the chemotherapy drug Camptosar(R) (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene that have been associated with that risk. Camptosar, marketed in the U.S. by Pfizer, Inc., is used to treat colorectal cancer and was relabeled in 2005 to include dosing recommendations based on a patient's genetic profile. In December 2006, we submitted a cystic fibrosis product to the FDA. We also market a growing number of products, including analyte specific reagents (ASRs). These ASRs allow certified clinical reference laboratories to create assays to perform hepatitis C virus genotyping, inherited disorders testing (e.g., Factor V Leiden), and a host of other mutations associated with genetic predispositions and other diseases. We have developed or plan to develop a menu of molecular diagnostic products for clinical applications that include genetic testing, pharmacogenetics, and women's health. We also have a number of other Invader products including those for research, agricultural and other applications.

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

In January 2007, Digene Corporation initiated legal proceedings against us over our HPV products. See Part II, Item 1 -- Legal Proceedings. Should the outcome of this action be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

Our financial results may vary significantly from quarter to quarter due to fluctuations in the demand for our products, timing of new product introductions and deliveries made during the quarter, the timing of research, development and grant revenues and increases in spending, including expenses related to our product development submissions for FDA clearances or approvals and intellectual property litigation.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and leasehold improvements and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Grant revenues consist primarily of research grants from agencies of the federal government the revenue from which is recognized as research is performed. Payments received which are related to future performance are deferred and recorded as revenue when earned. Grant payments designated to purchase specific assets to be used in the performance of a contract are recognized as revenue over the shorter of the useful life of the asset acquired or the contract.

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

LONG-LIVED ASSETS--IMPAIRMENT

Equipment, leasehold improvements and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, if the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. For assets removed from service and held for sale, we estimate the fair market value of such assets and record an adjustment if the fair value less costs to sell is lower than the carrying value.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under SFAS No. 142, "Goodwill and Other Intangible Assets." The annual impairment test is completed in the quarter ended September 30.

STOCK-BASED COMPENSATION EXPENSE

We have adopted SFAS No. 123(R) to account for share-based payments to employees. As a result, we recognize expense for all share-based payments to employees, including grants of employee stock options and RSUs, based on their fair values.

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year or within the period defined by the expiration date of the product, as well as any additional specifically identified inventory to be subject to a provision for excess inventory (including inventory that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies). At March 31, 2007, our inventory reserves were approximately $726,000, or 16% of our $4.5 million total gross inventories.

NEW ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not significant. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company's Balance Sheets at December 31, 2006 and at March 31, 2007, and has not recognized any interest or penalties in the Statement of Operations for the first quarter of 2007.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company's tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company's financial condition, results of operations or cash flows. At March 31, 2007, the Company had deferred tax assets of $63.2 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development credit carryforwards. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company's net deferred tax asset. Additionally, the future utilization of the Company's net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company's effective tax rate.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

NET INCOME (LOSS). Net income for the three months ended March 31, 2007 improved to $4.8 million from a net loss of $4.4 million for the corresponding period of 2006. The increase in net income was due to the impact of the $10.7 million of other income from the settlement of patent litigation with Stratagene Corporation partially offset by an increase in operating loss.

REVENUES. Revenues for the three months ended March 31, 2007 of $6.7 million represented a decrease of $1.2 million, compared to revenues of $7.9 million for the corresponding period of 2006. Following is a discussion of changes in revenues:

Clinical molecular diagnostic product revenue increased to $6.0 million in the quarter ended March 31, 2007 from $4.7 million in the quarter ended March 31, 2006.

Research product revenues decreased to $0.6 million in the three months ended March 31, 2007 from $3.0 million in the three months ended March 31, 2006. The three months ended March 31, 2006 was the last quarter in which we received substantial Japanese research revenue.

Significant Customers. In the three months ended March 31, 2007, we generated $2.5 million, or 38% of our revenue, from sales to a small number of large clinical testing laboratories compared to $2.1 million, or 26% of our revenue, in the same period of 2006.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and other intangible assets. For the three months ended March 31, 2007, cost of goods sold decreased to $2.0 million, compared to $2.2 million for the corresponding period of 2006. The decrease in the three month period was primarily due to the decrease in sales volume.

RESEARCH AND DEVELOPMENT EXPENSES. Our research activities are focused on moving our technology into broader markets. Our development activities are focused on new products to expand our molecular diagnostics menu. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing, (including clinical trials to validate the performance of our products) and enhancement of our products, and acquisition of technologies used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended March 31, 2007 were $5.1 million, compared to $2.3 million for the three months ended March 31, 2006. The increase in research and development expenses was primarily due to an increase in personnel and product development expense (including clinical trial costs incurred by us in pursuit of FDA premarket approval for our HPV offerings). We will continue to invest in research and development, and expenditures in this area will increase as we expand our product development efforts. In addition, as the Company moves towards consideration of FDA cleared or approved products, there will be increased expenses attributed to these activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended March 31, 2007 were $2.6 million, a decrease of $0.4 million, compared to $3.0 million for the corresponding period of 2006. The decrease in selling and marketing expenses was due to a decrease in personnel related expenses, compared to the same periods in 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses decreased to $2.9 million in the three months ended March 31, 2007, from $4.1 million for the corresponding period in 2006. The decrease in general and administrative expense was due to a decrease in personnel related expense, legal fees related to our patents and stock based compensation expense compared to the same period in 2006. We anticipate that general and administrative expense for the year will be at the same level as prior year.

LITIGATION EXPENSE. Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense decreased to $0.4 million in the three months ended March 31, 2007 from $1.0 million in the corresponding period in 2006. The decreases were the result of the decreased litigation activity due to the resolution of the lawsuits with Innogenetics, Chiron Corporation, Bayer Corporation, and Digene Corporation. We anticipate litigation expense to increase throughout 2007 due to the lawsuit with Digene Corporation (see Part II, Item 1: Legal Proceedings).

INTEREST INCOME. Interest income for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.4 million, respectively.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2007 was $0.3 million compared to $56,000 in the corresponding period in 2006. The increase in interest expense was due to the interest accretion on the convertible note payable entered into in December 2006.

OTHER INCOME (EXPENSE). Other income for the three months ended March 31, 2007 was $10.7 million compared to expense of $19,000 for the same period in 2006. Other income included $10.75 million from the settlement of patent litigation with Stratagene Corporation.

MINORITY INTEREST. Minority interest for the three months ended March 31, 2007 was $96,000. Minority interest represents Third Wave Japan's minority investors' share of the equity and earnings of the subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, product sales, convertible notes and an initial public offering. As of March 31, 2007, we had cash and cash equivalents and short-term investments of $47.1 million.

In April 2006 we raised $5.1 million from the sale of a minority equity investment in our Japan subsidiary. The proceeds from the equity investment are required to be used in the operations of our Japan subsidiary.

In December 2006 we sold $20,000,000 (at maturity) of Convertible Senior Subordinated Zero-Coupon Promissory Notes (the "Notes") to an investor for total proceeds of $14,881,878 (the "Purchase Price"). The Notes will mature on December 19, 2011. The Notes do not bear cash interest but accrue original issue discount on the Purchase Price at the rate of 6.00% per year compounded semiannually (the Purchase Price plus such accrued original issue discount, the "Accreted Value"). So long as the Notes remain outstanding, we may not incur indebtedness other than certain Permitted Indebtedness, as such term is defined in the Notes.

The Notes are convertible at the holder's option into shares of Third Wave common stock at a rate of 124.01565 shares per $1,000 of principal at maturity ($744 of Purchase Price) or a total of 2,480,313 shares. Pursuant to the securities purchase agreement under which we sold the Notes, in January 2007 we filed a registration statement with the Securities and Exchange Commission for resale of the shares of common stock issuable upon conversion of the Notes.

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

The Company has three notes payable to a bank in the original amounts of $200,000, $270,000 and $800,000. These notes have respective final maturity dates of July 1, 2007, October 1, 2009 and July 1, 2008, bear annual interest at 4.25%, 4.93% and 5.2%, respectively, and require monthly principal and interest payments. The borrowings under the notes payable are secured by short-term investments consisting of certificates of deposit in the aggregate amount of $575,000. The Company has an available and unused $1,000,000 letter of credit with the same bank that expires on September 1, 2007.

Net cash provided by operations for the three months ended March 31, 2007 was $3.0 million, compared to net cash used of $3.5 million in the corresponding period in 2006. The change was primarily due to the proceeds received from the settlement of patent litigation with Stratagene Corporation.

Net cash used in investing activities for the three months ended March 31, 2007 was $0.3 million, compared to net cash provided of

$0.3 million in the corresponding period in 2006. Investing activities included capital expenditures of $0.2 million in the three months ended March 31, 2007 and 2006. Investing activities in the three months ended March 31, 2007 included the payment on license fee arrangements of $0.2 million compared to $0.3 million in 2006. In addition, net cash provided by investing activities included $0.2 million from the maturity of short term investments in the three months ended March 31, 2007. Investing activities in the three months ended March 31, 2006 also included a change in the restricted cash balance of $0.8 million.

Net cash provided by financing activities was $0.4 million in the three months ended March 31, 2007 compared to $0.1 million in 2006. Cash provided by financing activities in the three months ending March 31, 2007 consisted of proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans of $0.5 million compared to $0.2 million in the corresponding period of 2006. In the three months ended March 31, 2007 and 2006, $0.1 million was used to repay debt. Additionally, in the three months ended March 31, 2007 and 2006, $35,000 and $31,000 was used for capital lease obligations, respectively.

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

     -    the need to pursue FDA clearances or approvals of our products;

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

     - the possible acquisition of complementary products, businesses or technologies; and

     -    the timing of capital expenditures

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense, litigation expense, and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties discussed under the heading "Overview" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the "Risk Factors" and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. There have been no material changes to such exposures during the first quarter of 2007.

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

     In September 2004, we filed a suit against Stratagene Corporation in the United States District Court for the Western District of Wisconsin. The complaint alleged patent infringement of two of our patents concerning our proprietary Invader technology by Stratagene's sale of its QPCR and QRTPCR Full Velocity products. The case was tried before a jury in August 2005, and the jury found that Stratagene willfully infringed our patents and that our patents were valid. The jury awarded us $5.29 million in damages. The Court subsequently entered a permanent injunction barring Stratagene from making, selling or offering to sell its FullVelocity QPCR and QRT-PCR products and any other products that practice our patented Invader methods. In December 2005, the Court tripled the damages award to $15.9 million and ruled that Stratagene must pay attorney fees of $4.2 million. In January 2006, the Court awarded additional interest on the damages award in the amount of $485,716, increasing the total damages amount to $16.4 million. Stratagene appealed the verdict to the Court of Appeals for the Federal Circuit in Washington, D.C. Also in January 2006, Stratagene posted a $21 million civil bond to stay payment of the judgment during its appeal. The Court of Appeals heard argument in the appeal on December 7, 2006. On January 29, 2007, we entered into an out-of-court settlement with Stratagene regarding this litigation. Under the terms of the settlement Stratagene agreed to pay us $10.75 million in cash to satisfy the outstanding judgment and dropped its appeal in its entirety. Stratagene made this payment to us in the first quarter of 2007. As discussed below, the parties also agreed to dismiss all litigation, including the suit filed by Stratagene against Third Wave in the District of Delaware.

     In May 2005, Stratagene Corporation filed suit against us in the United States District Court for the District of Delaware. The complaint alleged patent infringement of claims of two Stratagene patents relating to our Invader Plus chemistry. The complaint was served on us in September 2005 and the Court set a trial date of April 7, 2008. As part of the out-of-court settlement we entered into with Stratagene, discussed above, Stratagene dismissed this suit without prejudice on February 13, 2007. Under the terms of the settlement Stratagene and Third Wave agreed to resolve any infringement claims that may arise between the parties in the future as well as any disputes relating to their settlement agreement through binding arbitration. The parties also agreed to grant each other covenants-not-to sue under specified conditions in exchange for the payment of royalties and other fees.

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

     Also in October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that our HPV ASRs do not infringe any valid claims of Digene's human papillomavirus related patents. In January 2006, we reached an agreement with Digene to dismiss the suit without prejudice. We also agreed that neither party would file a suit against the other relating to the Digene human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against us in the United States Court for the Western District of Wisconsin. The complaint alleges patent infringement of unidentified claims of a single patent related to HPV type 52 by the Company's HPV ASR product. We filed our response to Digene's complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain anti-trust laws. The litigation is currently in the discovery phase with a claim construction hearing scheduled for June 22, 2007 and trial scheduled to begin on February 19, 2008.

     While no assurance can be given regarding the outcome of the above matters, based on information currently available, the Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of any of the actions be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. - None.

ITEM 5. OTHER INFORMATION.

        On April 24, 2007, the Company's board of directors adopted a revised Code of Business Conduct that applies to all employees, officers, directors and agents. Sections of the Code of Business Conduct that were revised include the sections that cover conflicts of interest, compliance with law and reporting of violations. A copy of the revised Code of Business Conduct is available on our website at www.twt.com.

ITEM 6. EXHIBITS.

The exhibits required to be filed as a part of this Report are listed in the
Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THIRD WAVE TECHNOLOGIES, INC.


Date: May 7, 2007                       /s/ Kevin T. Conroy
                                        ----------------------------------------
                                        Kevin T. Conroy, Chief Executive Officer


Date: May 7, 2007                       /s/ Maneesh K. Arora
                                        ----------------------------------------
                                        Maneesh K. Arora, Chief Financial
                                        Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION                           INCORPORATED BY REFERENCE TO
-------   --------------------------------------------------   -------------------------------------
  10.1    Employment Agreement between Cindy Ahn and Third     Exhibit 10.24 to the Registrant's
          Wave Technologies, Inc. dated March 12, 2007         Quarterly Report on Form 10-K for the
                                                               fiscal year ended December 31, 2006

  10.2    Employment Agreement between John Bellano and        Exhibit 10.25 to the Registrant's
          Third Wave Technologies, Inc. dated March 12, 2007   Quarterly Report on Form 10-K for the
                                                               fiscal year ended December 31, 2006

  10.3    Employment Agreement between Jorge Garces and        Exhibit 10.26 to the Registrant's
          Third Wave Technologies, Inc. dated March 12, 2007   Quarterly Report on Form 10-K for the
                                                               fiscal year ended December 31, 2006

  10.4    Employment Agreement between Greg Hamilton and       Exhibit 10.27 to the Registrant's
          Third Wave Technologies, Inc. dated March 12, 2007   Quarterly Report on Form 10-K for the
                                                               fiscal year ended December 31, 2006

  10.5    Third Wave Technologies, Inc. 2007 Incentive Plan    Exhibit 10.29 to the Registrant's
                                                               Quarterly Report on Form 10-K for the
                                                               fiscal year ended December 31, 2006

  10.6    Third Wave Technologies, Inc. Long Term Incentive    Exhibit 10.30 to the Registrant's
          Plan No. 4                                           Quarterly Report on Form 10-K for the
                                                               fiscal year ended December 31, 2006

  31.1    CEO's Certification Pursuant to Section 302 of the
          Sarbanes Oxley Act of 2002

  31.2    CFO's Certification pursuant to Section 302 of the
          Sarbanes Oxley Act of 2002

    32    CEO and CFO Certification pursuant to 18 U.S.C.
          Section 1350, of Chapter 63 of Title 18 of the
          United States Code