Form 10-Q
period 2007-06-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2007-08-09
CIK 1120438

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of August 7, 2007, was 42,834,588.

================================================================================

                          THIRD WAVE TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I FINANCIAL INFORMATION ........................................       3
   Item 1. Consolidated Financial Statements ........................       3
      Consolidated Balance Sheets (Unaudited) as of June 30, 2007 and
         December 31, 2006 ..........................................       3
      Consolidated Statements of Operations (Unaudited) for the Three
         and Six Months Ended June 30, 2007 and 2006 ................       4
      Consolidated Statements of Cash Flows (Unaudited) for the Six
         Months Ended June 30, 2007 and 2006 ........................       5
      Notes to Consolidated Financial Statements (Unaudited) ........       6
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................      12
   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk .....................................................      18
   Item 4. Controls and Procedures ..................................      18
PART II OTHER INFORMATION ...........................................      19
   Item 1. Legal Proceedings ........................................      19
   Item 2. Unregistered Sales of Equity Securities and Use of
           Proceeds .................................................      20
   Item 3. Defaults Upon Senior Securities ..........................      20
   Item 4. Submission Of Matters To A Vote Of Security Holders ......      20
   Item 5. Other Information ........................................      20
   Item 6. Exhibits .................................................      20
SIGNATURES ..........................................................      21
EXHIBITS ............................................................

                         PART I - FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                          THIRD WAVE TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                            JUNE 30, 2007   DECEMBER 31, 2006
                                                            -------------   -----------------
                          ASSETS
Current assets:
   Cash and cash equivalents                                $  46,250,346     $  42,428,841
   Short-term investments                                       1,575,000         1,770,000
   Accounts receivables, net of allowance for doubtful
      accounts of $200,000 at June 30, 2007 and December
      31, 2006, respectively                                    4,638,665         4,756,497
   Inventories                                                  4,681,710         3,513,909
   Prepaid expenses and other                                   1,304,232           463,139
                                                            -------------     -------------
Total current assets                                           58,449,953        52,932,386
Equipment and leasehold improvements:
   Machinery and equipment                                     16,963,354        16,623,560
   Leasehold improvements                                       2,907,293         2,362,676
                                                            -------------     -------------
                                                               19,870,647        18,986,236
   Less accumulated depreciation                               15,337,695        14,763,932
                                                            -------------     -------------
                                                                4,532,952         4,222,304
                                                            -------------     -------------
Intangible assets, net of accumulated amortization              1,333,138         2,135,884
Goodwill                                                          489,873           489,873
Capitalized license fees, net of accumulated amortization       2,047,096         2,624,580
Other assets                                                    2,725,719         1,828,949
                                                            -------------     -------------
Total assets                                                $  69,578,731     $  64,233,976
                                                            =============     =============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $   8,889,305     $   7,095,860
   Accrued payroll and related liabilities                      2,111,434         3,856,999
   Other accrued liabilities                                    1,094,845         1,446,500
   Deferred revenue                                                    --           109,052
   Capital lease obligations due within one year                   89,576           124,220
   Long-term debt due within one year                             341,865           368,269
                                                            -------------     -------------
Total current liabilities                                      12,527,025        13,000,900
Long-term debt                                                 15,457,481        15,182,478
Deferred revenue - long-term                                           --            36,330
Capital lease obligations - long-term                              65,891            99,446
Other liabilities                                               4,375,464         4,776,272
Minority interest in subsidiary                                   427,835           465,134
Shareholders' equity:
   Participating preferred stock, Series A, $.001 par
      value, 10,000,000 shares authorized, no shares
      issued and outstanding                                           --                --
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 42,843,939 shares issued, 42,625,939
      shares outstanding at June 30, 2007 and 42,135,713
      shares issued and 41,917,713 shares outstanding at
      December 31, 2006                                            42,844            42,136
   Additional paid-in capital                                 217,972,476       209,355,204
   Unearned stock compensation                                       (657)           (6,354)
   Treasury stock at cost, 218,000 shares                        (877,159)         (877,159)
   Foreign currency translation adjustment                       (192,521)         (102,186)
   Accumulated deficit                                       (180,219,948)     (177,738,225)
                                                            -------------     -------------
Total shareholders' equity                                     36,725,035        30,673,416
                                                            -------------     -------------
Total liabilities and shareholders' equity                  $  69,578,731     $  64,233,976
                                                            =============     =============

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                  (Unaudited)

                                              Three Months Ended June 30,    Six Months Ended June 30,
                                              ---------------------------   --------------------------
                                                   2007          2006           2007           2006
                                               -----------   -----------    ------------   -----------
Revenues:
   Clinical product sales                      $ 6,255,873   $ 5,058,561    $ 12,229,033   $ 9,768,348
   Research product sales                        1,063,811     1,632,261       1,632,763     4,627,949
   License and royalty revenue                      41,228        27,263         212,183        54,526
   Grant revenue                                        --        40,994              --       182,876
                                               -----------   -----------    ------------   -----------
Total revenues                                   7,360,912     6,759,079      14,073,979    14,633,699
                                               -----------   -----------    ------------   -----------
Operating expenses:
   Cost of goods sold                            1,940,499     1,897,880       3,957,435     4,060,921
   Research and development                      5,214,341     3,032,584      10,323,430     5,334,597
   Selling and marketing                         3,207,841     2,892,154       5,810,622     5,920,789
   General and administrative                    3,303,755     3,885,711       6,189,502     7,946,306
   Litigation                                    1,242,814       180,928       1,649,294     1,182,862
                                               -----------   -----------    ------------   -----------
Total operating expenses                        14,909,250    11,889,257      27,930,283    24,445,475
                                               -----------   -----------    ------------   -----------
Loss from operations                            (7,548,338)   (5,130,178)    (13,856,304)   (9,811,776)
Other income (expense):
   Interest income                                 550,204       373,728       1,081,479       746,910
   Interest expense                               (295,155)      (50,336)       (596,395)     (106,182)
   Other                                           (77,187)       39,081      10,670,760        19,896
                                               -----------   -----------    ------------   -----------
Total other income (expense)                       177,862       362,473      11,155,844       660,624
Loss before minority
   interest                                    $(7,370,476)  $(4,767,705)   $ (2,700,460)  $(9,151,152)
Minority interest in subsidiary                    122,505        40,846         218,737   $    40,846
                                               -----------   -----------    ------------   -----------
Net loss                                       $(7,247,971)  $(4,726,859)   $ (2,481,723)  $(9,110,306)
                                               ===========   ===========    ============   ===========
Net loss per share - basic and diluted         $     (0.17)  $     (0.11)   $      (0.06)  $     (0.22)
Weighted average shares outstanding - basic
   and diluted                                  42,399,095    41,460,010      42,178,113    41,384,388

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended June 30,
                                                       --------------------------
                                                           2007          2006
                                                       -----------   ------------
OPERATING ACTIVITIES:
Net loss                                               $(2,481,723)  $ (9,110,306)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Minority interest in net loss of subsidiary            (218,737)       (40,846)
   Depreciation and amortization                           861,950        817,834
   Amortization of intangible assets                       802,746        752,376
   Amortization of licensed technology                     577,484        629,009
   Noncash stock compensation                            1,408,039      1,785,650
   Interest accretion related to convertible note
      payable                                              446,454             --
   Impairment charge and loss on disposal of
      equipment                                             15,407         27,886
   Changes in operating assets and liabilities:
      Accounts receivables                                  28,331       (448,148)
      Inventories                                       (1,169,061)    (1,039,889)
      Prepaid expenses and other assets                 (1,664,823)      (460,153)
      Accounts payable                                   2,267,949     (1,509,668)
      Accrued expenses and other liabilities            (2,049,864)       975,203
      Deferred revenue                                    (145,382)       (54,298)
                                                       -----------   ------------
Net cash used in operating activities                   (1,321,230)    (7,675,350)
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements       (1,193,831)      (374,308)
Proceeds on sale of equipment                                1,439             --
Purchases of licensed technology                          (471,775)      (516,546)
Purchases of short-term investments                       (575,000)            --
Sales and maturities of short-term investments             770,000             --
Change in restricted cash balance                               --        805,184
                                                       -----------   ------------
Net cash used in investing activities                   (1,469,167)       (85,670)
FINANCING ACTIVITIES:
Payments on long-term debt                                (197,855)      (187,000)
Payments on capital lease obligations                      (68,198)       (67,850)
Proceeds from issuance of common stock, net              1,794,532        435,998
Proceeds from minority equity investment in
   subsidiary                                            5,259,058      5,093,973
Repurchase of common stock                                 (53,492)            --
                                                       -----------   ------------
Net cash provided by financing activities                6,734,045      5,275,121
                                                       -----------   ------------
Effect of exchange rate changes on cash                   (122,143)            --
                                                       -----------   ------------
Net increase (decrease) in cash and cash equivalents     3,821,505     (2,485,899)
                                                       -----------   ------------
Cash and cash equivalents at beginning of period        42,428,841     27,681,704
                                                       -----------   ------------
Cash and cash equivalents at end of period             $46,250,346   $ 25,195,805
                                                       ===========   ============

Noncash investing and financing activities:

- During the six months ended June 30, 2007, the Company issued 79,441 shares of common stock as partial payment of amounts earned by employees under the 2006 Incentive Plan.

- During the six months ended June 30, 2006 the Company entered into capital lease obligations of $58,659.

- During the six months ended June 30, 2006 the Company entered into a license agreement under which the Company will pay 1,000,000 Euros over two years. The estimated present value of the license is $1,122,338.

          See accompanying notes to consolidated financial statements.

                          THIRD WAVE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

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

(2) Settlement

In September 2004, the Company filed a suit against Stratagene Corporation alleging patent infringement of two patents concerning the Company's proprietary Invader chemistry. The case was tried before a jury in August 2005, and the jury found that Stratagene willfully infringed the Company's patents and that the patents were valid and awarded $5.29 million in damages. The Court subsequently tripled that judgment and awarded the Company interest and attorneys fees of $4.2 million. Stratagene appealed the verdict to the Court of Appeals for the Federal Circuit in Washington, D.C.

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

(3) Net Loss Per Share

In accordance with GAAP, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net loss per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the periods presented because they are anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30                     JUNE 30
                                                   -------------------------   -------------------------
                                                       2007          2006          2007          2006
                                                   -----------   -----------   -----------   -----------
Numerator:
   Net loss                                        $(7,247,971)  $(4,726,859)  $(2,481,723)  $(9,110,306)
                                                   ===========   ===========   ===========   ===========
Denominator
   Weighted average shares outstanding - basic      42,399,095    41,460,010    42,178,113    41,384,388
   Dilutive securities - stock options                     N/A           N/A           N/A           N/A
                                                   -----------   -----------   -----------   -----------
   Weighted average shares outstanding - diluted    42,399,095    41,460,010    42,178,113    41,384,388
Basic net loss per share                           $     (0.17)  $     (0.11)  $     (0.06)  $     (0.22)
Dilutive net loss per share                        $     (0.17)  $     (0.11)  $     (0.06)  $     (0.22)

(4) Shareholders' Equity

The Company purchases shares of its common stock to cover employee related taxes withheld on vested restricted shares. During the second quarter of 2007, the Company repurchased and retired approximately 10,000 shares of its common stock for an aggregate cost of approximately $53,000.

The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (collectively, the Plans) for employees and non-employees under which an aggregate of 13,213,183 stock options and stock purchase rights (including restricted stock units (RSUs)) may be granted. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the compensation committee of the Board of Directors at the date of grant. At June 30, 2007, approximately 2.0 million shares were available for future grant under the Plans.

Stock Options

The following table summarizes the stock option activity under the Plans for the six months ended June 30, 2007:

                                                   WEIGHTED     WEIGHTED
                                                    AVERAGE     AVERAGE      AGGREGATE
                                       NUMBER OF   EXERCISE   CONTRACTUAL    INTRINSIC
                                         SHARES      PRICE        LIFE         VALUE
                                       ---------   --------   -----------   ----------
Outstanding at December 31, 2006       7,787,607     $4.12
   Granted                                19,829      5.34
   Exercised                            (512,352)     2.97
   Forfeited                             (44,749)     5.46
                                       ---------     -----
Outstanding at June 30, 2007           7,250,335     $4.22        6.0       $14,366,670
Options exercisable at June 30, 2007   5,660,758     $4.42        5.4       $10,628,418

The weighted average fair value of stock options granted in the six months ended June 30, 2007 and 2006 was $3.29 and $1.87, respectively, using the Black-Scholes option-pricing model.

The calculations were made for the six months ended June 30, 2007 and 2006 using the following assumptions:

                          2007   2006
                          ----   ----
Expected term (years)        5      5
Risk-free interest rate   4.75%  4.95%
Expected volatility         68%    75%
Expected dividend yield      0%     0%
Forfeiture rate             25%    25%

The expected volatility is based on the historical volatility of the Company's common stock. The Company uses historical option activity to estimate the forfeiture rate, expected term of the options and the option exercise and employee termination behavior. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogeneous groups for valuation. The expected term of the options represents the period of time the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual term of the options is based on the U.S. Treasury constant maturity interest rate which has a term that is consistent with the expected life of the stock options.

As of June 30, 2007, there was approximately $2.7 million of total unrecognized compensation cost related to the stock options granted under the Plans. The intrinsic value of the shares acquired upon exercise of stock options in the six months ended June 30, 2007 and 2006 was $1.4 million and $0.2 million, respectively.

Restricted Stock Units

The Company's stock plan also permits the granting of restricted stock units to eligible employees and non-employee directors. Restricted stock units are payable in shares of common stock upon vesting. The restricted stock units vest at various intervals as determined by the compensation committee of the Board of Directors at the date of grant. The following table presents a summary of the Company's nonvested restricted stock units granted to employees as of June 30, 2007.

                                                          SIX MONTHS ENDED
                                                            JUNE 30, 2007
                                                        --------------------
                                                                    WEIGHTED
                                                                     AVERAGE
                                                        NUMBER OF     FAIR
                                                          SHARES      VALUE
                                                        ---------   --------
Nonvested restricted stock units at December 31, 2006     109,079     $2.84
   Granted                                                555,173      4.76
   Vested                                                (105,880)     3.24
   Forfeited                                               (5,726)     5.73
                                                        ---------     -----
Nonvested restricted stock units at June 30, 2007         552,646     $4.71
                                                        =========     =====

As of June 30, 2007, there was approximately $2.0 million of total unrecognized compensation cost related to the nonvested restricted stock units granted under the plan. The expense is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was approximately $115,000 in the six months ended June 30, 2007. The aggregate intrinsic value of the restricted stock units outstanding at June 30, 2007 was $3.2 million.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 1,256,800 common shares may be issued. All employees are eligible to participate in the Purchase Plan. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. There were 99,697 and 67,267 shares sold to employees in the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, approximately 207,000 shares were available for issuance under the Purchase Plan.

Minority Interest

In April 2006, Third Wave Japan, Inc., a formerly wholly-owned subsidiary of the Company (TWT Japan), entered into a Series A Preferred Stock and Warrant Purchase Agreement with Mitsubishi Corporation and CSK Institute for Sustainability, LTD. Under this purchase agreement, Mitsubishi and CSK invested
(Y)580 million (approximately $5.1 million) in TWT Japan in exchange for Series A convertible preferred stock of TWT Japan and warrants to purchase TWT Japan common stock. Pursuant to the transaction, Mitsubishi and CSK acquired approximately 17% of TWT Japan prior to the exercise of the warrants or 20% after exercise of the warrants.

On May 31, 2007, TWT Japan entered into a Series A Preferred Stock Purchase Agreement with Mitsubishi, CSK, BML, Inc., Daiichi Pure Chemicals Co., Ltd., Toppan Printing Co., Ltd. and Shimadzu Corporation. Under this purchase agreement, these investors purchased (Y) 640,080,000 (approximately $5.3 million) of TWT Japan Series A convertible preferred stock, representing approximately 12.9% of TWT Japan's outstanding shares and approximately 12.4% of its outstanding equity on a fully-diluted basis. As a result of the transaction and the prior investments made by Mitsubishi and CSK in April 2006, outside investors own approximately 27.5% of TWT Japan prior to the exercise of outstanding warrants or 31% after exercise of the warrants. The proceeds from these equity investments are required to be used in the operations of TWT Japan.

At the time of the original investment, minority interest of $704,000 was recorded on the consolidated balance sheet to reflect the share of the net assets of TWT Japan held by minority investors. After the second investment, an additional $210,000 was recorded as minority interest on the consolidated balance sheet to reflect the increased share of the net assets of TWT Japan held by investors. For the six months ended June 30, 2007, minority interest was reduced by approximately $247,000 for the minority investors' share of the net losses and change in foreign currency translation adjustments of TWT Japan.

(5) Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

                                             JUNE 30,    DECEMBER 31,
                                               2007          2006
                                            ----------   ------------
Raw materials                               $2,291,149    $2,283,852
Finished goods                               1,948,721     1,367,177
Work in process                                911,840       517,880
Reserve for excess and obsolete inventory     (470,000)     (655,000)
                                            ----------    ----------
Total inventories                           $4,681,710    $3,513,909
                                            ==========    ==========

(6) Stock-based Compensation

Included in operating expenses are the following stock-based compensation charges, net of forfeitures related to terminated employees:

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,                JUNE 30,
                              -------------------   -----------------------
                                2007       2006        2007        2006
                              --------   --------   ----------   ----------
Cost of goods sold            $ 28,634   $ 21,396   $   52,357   $   62,309
Research and development       213,742    165,120      338,175      320,910
Selling and marketing          159,713    182,560      282,426      381,506
General and administrative     390,128    450,028      735,081    1,020,925
                              --------   --------   ----------   ----------
   Total stock compensation   $792,217   $819,104   $1,408,039   $1,785,650
                              ========   ========   ==========   ==========

(7) Comprehensive Loss

The components of comprehensive loss are as follows:

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                  2007          2006          2007          2006
                                              -----------   -----------   -----------   -----------
Net loss                                      $(7,247,971)  $(4,726,859)  $(2,481,723)  $(9,110,306)
Other comprehensive loss:
   Foreign currency translation adjustments      (108,264)      (45,343)      (90,335)      (45,307)
                                              -----------   -----------   -----------   -----------
Comprehensive loss                            $(7,356,235)  $(4,772,202)  $(2,572,058)  $(9,155,613)
                                              ===========   ===========   ===========   ===========

(8) Amortizable Intangible Assets

Amortizable intangible assets consist of the following:

                                             JUNE 30, 2007              DECEMBER 31, 2006
                                      --------------------------   --------------------------
                                         GROSS                        GROSS
                                        CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                                         AMOUNT     AMORTIZATION      AMOUNT     AMORTIZATION
                                      -----------   ------------   -----------   ------------
Costs of settling patent litigation   $10,533,248    $10,148,756   $10,533,248    $9,396,380
Technology license                        915,828         53,424       915,828         7,632
Trademark                                  91,583          5,341        91,583           763
Customer agreements                        38,000         38,000        38,000        38,000
                                      -----------    -----------   -----------    ----------
   Total                              $11,578,659    $10,245,521   $11,578,659    $9,442,775
                                      ===========    ===========   ===========    ==========

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

The following table shows the changes in the restructuring accrual since December 31, 2006. The remaining restructuring balance of $0.6 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid through 2011. The current portion of the accrual is included in other accrued liabilities on the balance sheet and the remainder is included in other long-term liabilities.

Accrued restructuring balance at December 31, 2006   $631,260
Payments made                                         (62,299)
                                                     --------
Accrued restructuring balance at June 30, 2007       $568,961
                                                     ========

(10) Other Long-term Liabilities

Other long-term liabilities consist of the following items:

                            JUNE 30,    DECEMBER 31,
                              2007          2006
                           ----------   ------------
License payments           $  849,343    $1,048,260
Long-term Incentive Plan    1,850,545     1,885,989
Restructuring                 443,447       505,681
Rent                        1,032,129     1,103,313
Other                         200,000       233,029
                           ----------    ----------
                           $4,375,464    $4,776,272
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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company's Balance Sheets at December 31, 2006 and at June 30, 2007, and has not recognized any interest or penalties in the Statement of Operations for the first six months of 2007.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company's tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company's financial condition, results of operations or cash flows. At June 30, 2007, the Company had deferred tax assets of $63.2 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development credit carryforwards. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company's net deferred tax asset. Additionally, the future utilization of the Company's net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company's effective tax rate.

(12) Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

                          THIRD WAVE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. In this Form 10-Q, the terms "we," "us," "our," "Company," and "Third Wave" each refer to Third Wave Technologies, Inc. and its subsidiaries. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

Third Wave Technologies, Inc. is a leading molecular diagnostics company. We believe our proprietary Invader chemistry, a novel, molecular chemistry, is easier to use and more accurate than competing technologies. These and other advantages conferred by our chemistry are enabling us to provide clinicians and researchers with superior molecular solutions.

More than 190 clinical laboratory customers are using Third Wave's molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.

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

We also market a growing number of products, including analyte specific reagents
(ASRs). These ASRs allow certified clinical reference laboratories to create assays to perform hepatitis C virus genotyping, inherited disorders testing (e.g., Factor V Leiden), and testing for a host of other mutations associated with genetic predispositions and other diseases. We have developed or plan to develop a menu of molecular diagnostic products for clinical applications that include genetic testing, pharmacogenetics, and women's health. We also have a number of other Invader products including those for research, agricultural and other applications.

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

INVENTORIES--SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year or within the period defined by the expiration date of the product, as well as any additional specifically identified inventory to be subject to a provision for excess inventory (including inventory that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies). At June 30, 2007, our inventory reserves were approximately $470,000, or 9% of our $5.2 million total gross inventories.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company's Balance Sheets at December 31, 2006 and at June 30, 2007, and has not recognized any interest or penalties in the Statement of Operations for the first six months of 2007.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company's tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company's financial condition, results of operations or cash flows. At June 30, 2007, the Company had deferred tax assets of $63.2 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development credit carryforwards. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company's net deferred tax asset. Additionally, the future utilization of the Company's net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company's effective tax rate.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006

NET INCOME (LOSS). Net loss for the three months ended June 30, 2007 was $7.2 million compared to a net loss of $4.7 million for the corresponding period of 2006. Net loss for the six months ended June 30, 2007 was $2.5 million, compared to a net loss of $9.1 million for the same period in 2006.

REVENUES. Revenues for the three months ended June 30, 2007 of $7.4 million represented an increase of $0.6 million, compared to revenues of $6.8 million for the corresponding period of 2006. Revenues for the six months ended June 30, 2007 of $14.1 million represented a decrease of $0.5 million, compared to revenues of $14.6 million for the corresponding period of 2006. Following is a discussion of changes in revenues:

Clinical molecular diagnostic product revenue increased to $6.3 million in the quarter ended June 30, 2007 from $5.1 million in the quarter ended June 30, 2006. Clinical revenue for the six months ended June 30, 2007 increased to $12.2 million, compared to $9.8 million in 2006.

Research product revenue decreased to $1.1 million in the three months ended June 30, 2007 from $1.6 million in the three months ended June 30, 2006. Research product revenue for the six months ended June 30, 2007 decreased to $1.6 million from $4.6 million in 2006. During the first half of 2006, we received $2.7 million in Japanese research revenue, the last period in which substantial revenue of this type was generated.

In the six months ended June 30, 2007, we generated $4.9 million, or 35% of our revenue, from sales to a small number of large clinical testing laboratories compared to $4.3 million, or 29% of our revenue, in the same period of 2006.

COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and other intangible assets. For the three months ended June 30, 2007, cost of goods sold remained flat at $1.9 million, compared to the corresponding period of 2006. Cost of goods sold for the six months ended June 30, 2007 decreased to $4.0 million from $4.1 million in 2006. The decrease in the six month period was primarily due to the decrease in Research sales volume.

RESEARCH AND DEVELOPMENT EXPENSES. Our research activities are focused on moving our technology into broader markets. Our development activities are focused on new products to expand our molecular diagnostics menu. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing, (including clinical trials to validate the performance of our products) and enhancement of our products, and acquisition of technologies used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended June 30, 2007 were $5.2 million, compared to $3.0 million for the three months ended June 30, 2006. In the six months ended June 30, 2007, research and development expenses increased to $10.3 million from $5.3 million in 2006. The increase in research and development expenses was primarily due to an increase in personnel and product development expense (including clinical trial costs incurred by us in pursuit of FDA premarket approval for our HPV offerings). We will continue to invest in research and development, and expenditures in this area will increase as we expand our product development efforts. In addition, as the Company moves towards consideration of FDA cleared or approved products, there will be increased expenses attributed to these activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended June 30, 2007 were $3.2 million, an increase of $0.3 million, compared to $2.9 million for the corresponding period of 2006. The increase in selling and marketing expenses was due to an increase in market research and consulting expenses, compared to the same period in 2006. Selling and marketing expense for the six months ended June 30, 2007 decreased slightly to $5.8 million compared to $5.9 million for the corresponding period of 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses decreased to $3.3 million in the three months ended June 30, 2007, from $3.9 million for the corresponding period in 2006. In the six months ended June 30, 2007, general and administrative expenses decreased to $6.2 million compared to $7.9 million in 2006. The decrease in general and administrative expense was due to a decrease in personnel related expense, sales tax, and stock based compensation expense compared to the same period in 2006. We anticipate that the total 2007 general and administrative expense will approximate the 2006 level.

LITIGATION EXPENSE. Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense increased to $1.2 million in the three months ended June 30, 2007 from $0.2 million in the corresponding period in 2006. Litigation expense increased to $1.6 million in the six months ended June 30, 2007 from $1.2 million in 2006. The increase was the result of the increased litigation activity due to the lawsuit with Digene Corporation. We anticipate litigation expense to be approximately $5 million in 2007 due to the lawsuit with Digene (see Part II, Item 1: Legal Proceedings).

INTEREST INCOME. Interest income for the three months ended June 30, 2007 and 2006 was $0.6 million and $0.4 million, respectively. Interest income for the six months ended June 30, 2007 and 2006 was $1.1 million and $0.7 million, respectively.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2007 was $0.3 million compared to $50,000 in the corresponding period in 2006. Interest expense for the six months ended June 30, 2007 was $0.6 million compared to $106,000 in the corresponding period in 2006. The increase in interest expense was due to the interest accretion on the convertible note payable entered into in December 2006.

OTHER INCOME (EXPENSE). Other expense for the three months ended June 30, 2007 was $0.1 million compared to other income of $39,000 for the same period in 2006. Other income for the six months ended June 30, 2007 was $10.7 million compared to $20,000 for the same period in 2006. Other income for the six month period included $10.75 million from the settlement of patent litigation with Stratagene Corporation.

MINORITY INTEREST. Minority interest for the three months ended June 30, 2007 was $0.1 million compared to $41,000 in 2006. Minority interest for the six months ended June 30, 2007 was $0.2 million compared to $41,000 in 2006 . Minority interest represents Third Wave Japan's minority investors' share of the equity and earnings of the subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, product sales, convertible notes and an initial public offering. As of June 30, 2007, we had cash and cash equivalents and short-term investments of $47.8 million.

In April 2006 we raised $5.1 million from the sale of a minority equity investment in our Japan subsidiary. In May 2007 we raised an additional $5.3 million from the sale of additional minority equity investments in our Japan subsidiary The proceeds from these equity investments are required to be used in the operations of our Japan subsidiary.

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

The Notes are convertible at the holder's option into shares of Third Wave common stock at a rate of 124.01565 shares per $1,000 of principal at maturity ($744 of Purchase Price) or a total of 2,480,313 shares. Pursuant to the securities purchase agreement under which we sold the Notes, in January 2007 we filed a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the Notes.

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

As of June 30, 2007, the Company has three notes payable to a bank in the original amounts of $200,000, $270,000 and $800,000. These notes have respective final maturity dates of July 1, 2007, October 1, 2009 and July 1, 2008, bear annual interest at 4.25%, 4.93% and 5.2%, respectively, and require monthly principal and interest payments. The borrowings under the notes payable are secured by short-term investments consisting of certificates of deposit in the aggregate amount of $575,000. The Company has an available and unused $1,000,000 letter of credit with the same bank that expires on September 1, 2007.

Net cash used by operations for the six months ended June 30, 2007 was $1.3 million, compared to $7.7 million in the corresponding period in 2006. The change was primarily due to the proceeds received from the settlement of patent litigation with Stratagene Corporation, offset by increased expenses related to our HPV clinical trial.

Net cash used in investing activities for the six months ended June 30, 2007 was $1.5 million, compared to $0.1 million in the corresponding period in 2006. Investing activities included capital expenditures of $1.2 million in the six months ended June 30, 2007 compared to $0.4 million in 2006. Investing activities in the six months ended June 30, 2007 and 2006 included the payment on license fee arrangements of $0.5 million. In addition, investing activities in the six months ended June 30, 2007 included $0.2 million from the maturity of short term investments. Investing activities in the six months ended June 30, 2006 also included a change in the restricted cash balance of $0.8 million.

Net cash provided by financing activities was $6.7 million in the six months ended June 30, 2007 compared to $5.3 million in 2006. Cash provided by financing activities in the six months ending June 30, 2007 consisted of proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans of $1.8 million compared to $0.4 million in the corresponding period of 2006. Financing activities in the six months ended June 30, 2007 and 2006 also included proceeds from a minority equity investment in our Japan subsidiary of $5.3 million and $5.1 million, respectively. In the six months ended June 30, 2007, $53,000 was used to repurchase our common stock to cover employee related taxes withheld on vested restricted stock unit shares. In the six months ended June 30, 2007 and 2006, $0.2 million was used to repay debt and $68,000 was used for capital lease obligations.

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

     - the possible acquisition of complementary products, businesses or technologies; and

     -    the timing of capital expenditures.

CONTRACTUAL OBLIGATIONS

In July 2007, we amended our facility lease. As a result of the amendment, our operating lease obligations have changed as follows (in thousands):

                                                                                        2012 AND
                                             TOTAL     2007    2008-2009   2010-2011   THEREAFTER
                                            -------   ------   ---------   ---------   ----------
Pre-amendment operating lease obligation    $ 9,545   $1,161    $2,803      $2,890       $2,691
(Decrease)/increase in obligation           $(1,423)  $    5    $ (735)     $ (693)      $    0
                                            -------   ------    ------      ------       ------
Post-amendment operating lease obligation   $ 8,122   $1,166    $2,068      $2,197       $2,691

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense, litigation expense, and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties discussed in the Risk Factors section of this Form 10-Q and under the heading "Overview" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the "Risk Factors" and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. There have been no material changes to such exposures during the second quarter of 2007.

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

In October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that our HPV ASRs do not infringe any valid claims of Digene's human papillomavirus related patents. In January 2006, we reached an agreement with Digene to dismiss the suit without prejudice. We also agreed that neither party would file a suit against the other relating to the Digene human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against us in the United States Court for the Western District of Wisconsin. The complaint alleges patent infringement of unidentified claims of a single patent related to HPV type 52 by the Company's HPV ASR product. We filed our response to Digene's complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain anti-trust laws. After conducting a hearing on June 22, 2007, the court recently released its claim construction order on July 23, 2007 adopting all of Third Wave's proposed construction. Summary judgment motions are due on September 28, 2007 and trial scheduled to begin on February 19, 2008.

While no assurance can be given regarding the outcome of the above matter, based on information currently available, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of the action be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. - None.

ITEM 5. OTHER INFORMATION. - None.

ITEM 6. EXHIBITS.

The exhibits required to be filed as a part of this Report are listed in the
Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THIRD WAVE TECHNOLOGIES, INC.


Date: August 7, 2007                    /s/ Kevin T. Conroy
                                        ----------------------------------------
                                        Kevin T. Conroy,
                                        Chief Executive Officer


Date: August 7, 2007                    /s/ Maneesh K. Arora
                                        ----------------------------------------
                                        Maneesh K. Arora,
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION                           INCORPORATED BY REFERENCE TO
-------                                -----------                           ----------------------------
  10.1    Series A Preferred Stock Purchase Agreement between Third Wave
          Japan, Inc. and Mitsubishi Corporation, CSK Institute for
          Sustainability, Ltd., BML, Inc., Daiichi Pure Chemicals Co.,
          Ltd., Toppan Printing Co., Ltd. and Shimadzu Corporation dated
          May 18, 2007

  10.2    Investor Rights Agreement between Third Wave Technologies, Inc.,
          Third Wave Japan, Inc., Mitsubishi Corporation, CSK Institute for Sustainability, Ltd., BML, Inc., Daiichi Pure Chemicals Co.,
          Ltd., Toppan Printing Co., Ltd. and Shimadzu Corporation dated
          May 31, 2007

  10.3    Lease Agreement between Third Wave Technologies, Inc and
          University Research Park, Inc. dated July 13, 2007

  31.1    CEO's Certification Pursuant to Section 302 of the Sarbanes
          Oxley Act of 2002

  31.2    CFO's Certification pursuant to Section 302 of the Sarbanes
          Oxley Act of 2002

    32    CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, of
          Chapter 63 of Title 18 of the United States Code