Form 10-Q
period 2007-09-30
THIRD WAVE TECHNOLOGIES INC /WI
filed 2007-11-09
CIK 1120438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):
Large Accelerated Filer ☐   Accelerated Filer ☑    Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of November 7, 2007, was 43,673,173.

THIRD WAVE TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THIRD WAVE TECHNOLOGIES, INC.
Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$43,204,188	$42,428,841
Short-term investments	385,000	1,770,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $200,000 at September 30, 2007 and December 31, 2006, respectively	5,153,810	4,756,497
Inventories	4,866,651	3,513,909
Prepaid expenses and other assets	953,940	463,139

Total current assets	54,563,589	52,932,386

Equipment and leasehold improvements:
Machinery and equipment	17,030,791	16,623,560
Leasehold improvements	2,922,220	2,362,676

	19,953,011	18,986,236
Less accumulated depreciation	14,719,803	14,763,932

	5,233,208	4,222,304

Intangible assets, net of accumulated amortization	931,765	2,135,884
Goodwill	489,873	489,873
Capitalized license fees, net of accumulated amortization	3,147,456	2,624,580
Other assets	3,152,171	1,828,949

Total assets	$67,518,062	$64,233,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,542,852	$7,095,860
Accrued payroll and related liabilities	2,413,394	3,856,999
Other accrued liabilities	1,204,645	1,446,500
Deferred revenue	—	109,052
Capital lease obligations due within one year	70,759	124,220
Long-term debt due within one year	—	368,269

Total current liabilities	10,231,650	13,000,900

Long-term debt	15,588,508	15,182,478
Deferred revenue — long-term	—	36,330
Capital lease obligations — long-term	54,323	99,446
Other liabilities	5,421,104	4,776,272
Minority interest in subsidiary	386,143	465,134

Shareholders’ equity:
Participating preferred stock, Series A, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 43,722,150 shares issued, 43,504,149 shares outstanding at September 30, 2007 and 42,135,713 shares issued and 41,917,713 shares outstanding at December 31, 2006	43,722	42,136
Additional paid-in capital	223,176,620	209,355,204
Unearned stock compensation	—	(6,354)
Treasury stock at cost, 218,000 shares	(877,159)	(877,159)
Foreign currency translation adjustment	143,562	(102,186)
Accumulated deficit	(186,650,411)	(177,738,225)

Total shareholders’ equity	35,836,334	30,673,416

Total liabilities and shareholders’ equity	$67,518,062	$64,233,976

See accompanying notes to consolidated financial statements.

THIRD WAVE TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Clinical product sales	$6,734,778	$5,368,470	$18,963,811	$15,136,818
Research product sales	1,403,070	1,181,226	3,035,833	5,809,175
License and royalty revenue	19,897	51,827	232,080	106,353
Grant revenue	—	—	—	182,876

Total revenues	8,157,745	6,601,523	22,231,724	21,235,222

Operating expenses:
Cost of goods sold	2,141,198	2,237,106	6,098,633	6,298,027
Research and development	5,811,401	3,451,043	16,134,831	8,785,640
Selling and marketing	2,888,135	2,713,646	8,698,757	8,634,435
General and administrative	4,821,128	3,536,620	11,010,630	11,482,926
Litigation	1,784,324	255,809	3,433,618	1,438,671
Restructuring	—	(180,000)	—	(180,000)

Total operating expenses	17,446,186	12,014,224	45,376,469	36,459,699

Loss from operations	(9,288,441)	(5,412,701)	(23,144,745)	(15,224,477)

Other income (expense):
Interest income	503,010	368,727	1,584,489	1,115,637
Interest expense	(300,168)	(55,251)	(896,563)	(161,433)
Other	2,485,966	(118,845)	13,156,726	(98,949)

Total other income (expense)	2,688,808	194,631	13,844,652	855,255

Loss before minority interest	$(6,599,633)	$(5,218,070)	$(9,300,093)	$(14,369,222)

Minority interest in subsidiary	169,170	65,481	387,907	106,327

Net loss	$(6,430,463)	$(5,152,589)	$(8,912,186)	$(14,262,895)

Net loss per share — basic and diluted	$(0.15)	$(0.12)	$(0.21)	$(0.34)
Weighted average shares outstanding — basic and diluted	42,942,190	41,515,143	42,454,591	41,427,973
See accompanying notes to consolidated financial statements.

THIRD WAVE TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(8,912,186)	$(14,262,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in net loss of subsidiary	(387,907)	(106,327)
Depreciation and amortization	1,283,019	1,230,262
Amortization of intangible assets	1,204,119	1,128,564
Amortization of licensed technology	827,824	939,998
Noncash stock compensation	3,851,638	2,720,817
Interest accretion related to convertible note payable	677,274	—
Impairment charge and loss on disposal of equipment	161,029	28,564
Changes in operating assets and liabilities:
Accounts receivable	(392,523)	(625,604)
Inventories	(1,352,995)	(1,171,114)
Prepaid expenses and other assets	(1,802,687)	(333,386)
Accounts payable	(199,767)	(1,118,105)
Accrued expenses and other liabilities	(1,412,104)	971,293
Deferred revenue	(145,382)	(89,235)

Net cash used in operating activities	(6,600,648)	(10,687,168)

INVESTING ACTIVITIES:

Purchases of equipment and leasehold improvements	(2,451,933)	(570,668)
Proceeds on sale of equipment	1,439	—
Purchases of licensed technology	(912,292)	(702,274)
Purchases of short-term investments	(960,000)	(1,770,000)
Sales and maturities of short-term investments	2,345,000	11,035,000
Change in restricted cash balance	—	805,184

Net cash provided by (used in) investing activities	(1,977,786)	8,797,242

FINANCING ACTIVITIES:
Payments on long-term debt	(639,513)	(282,070)
Payments on capital lease obligations	(98,584)	(106,702)
Proceeds from issuance of common stock, net	4,556,614	729,286
Proceeds from minority equity investment in subsidiary	5,259,058	5,093,973
Repurchase of common stock	(53,492)	—

Net cash provided by financing activities	9,024,083	5,434,487

Effect of exchange rate changes on cash	329,698	—

Net increase in cash and cash equivalents	775,347	3,544,561

Cash and cash equivalents at beginning of period	42,428,841	27,681,704

Cash and cash equivalents at end of period	$43,204,188	$31,226,265

Noncash investing and financing activities:
•	During the nine months ended September 30, 2007, the Company issued 79,441 shares of common stock as partial payment of amounts earned by employees under the 2006 Incentive Plan.

•	During the nine months ended September 30, 2006 the Company entered into capital lease obligations of $58,659.

•	During the nine months ended September 30, 2006 the Company entered into a license agreement under which the Company will pay 1,000,000 Euros over two years. The estimated present value of the license is $1,122,338.

•	During the nine months ended September 30, 2007 the Company entered into a license agreement under which the Company will pay $1,250,000 over time through 2010. The estimated present value of the license is $1,150,700.
See accompanying notes to consolidated financial statements.

THIRD WAVE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
(2) Settlement
In September 2004, the Company filed a suit against Stratagene Corporation alleging patent infringement of two patents concerning the Company’s proprietary Invader chemistry. The case was tried before a jury in August 2005, and the jury found that Stratagene willfully infringed the Company’s patents and that the patents were valid and awarded $5.29 million in damages. The Court subsequently tripled that judgment and awarded the Company interest and attorneys fees of $4.2 million. Stratagene appealed the verdict to the Court of Appeals for the Federal Circuit in Washington, D.C.
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
The following table presents the calculation of basic and diluted net loss per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006
Numerator:
Net loss	$(6,430,463)	$(5,152,589)	$(8,912,186)	$(14,262,895)

Denominator:
Weighted average shares outstanding — basic	42,942,190	41,515,143	42,454,591	41,427,973
Dilutive securities — stock options	N/A	N/A	N/A	N/A

Weighted average shares outstanding — diluted	42,942,190	41,515,143	42,454,591	41,427,973
Basic net loss per share	$(0.15)	$(0.12)	$(0.21)	$(0.34)
Diluted net loss per share	$(0.15)	$(0.12)	$(0.21)	$(0.34)

(4) Shareholder’s Equity
The Company purchases shares of its common stock to cover employee related taxes withheld on vested restricted shares. During the nine months ended September 30, 2007, the Company repurchased approximately 10,000 shares of its common stock for an aggregate price of approximately $53,000.
The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (collectively, the Plans) for employees and non-employees under which an aggregate of 13,213,183 stock options and stock purchase rights (including restricted stock units (RSUs)) may be granted. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the compensation committee of the Board of Directors at the date of grant. At September 30, 2007, approximately 2.1 million shares were available for future grant under the Plans.
Stock Options
The following table summarizes the stock option activity under the Plans for the nine months ended September 30, 2007:

			WEIGHTED
		WEIGHTED	AVERAGE	AGGREGATE
	NUMBER OF	AVERAGE	CONTRACTUAL	INTRINSIC
	SHARES	EXERCISE PRICE	LIFE	VALUE
Outstanding at December 31, 2006	7,787,607	$4.12
Granted	79,829	6.88
Exercised	(1,390,563)	3.12
Forfeited	(122,388)	4.95

Outstanding at September 30, 2007	6,354,485	$4.38	6.0	$27,128,525
Options exercisable at September 30, 2007	4,977,407	$4.60	5.4	$20,187,269
The weighted average fair value of stock options granted in the nine months ended September 30, 2007 and 2006 was $3.97 and $1.90, respectively, using the Black-Scholes option-pricing model.
The calculations were made for the nine months ended September 30, 2007 and 2006 using the following assumptions:

	2007	2006
Expected term (years)	5	5
Risk-free interest rate	4.58%	4.83%
Expected volatility	66%	74%
Expected dividend yield	0%	0%
Forfeiture rate	25%	25%
The expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical option activity to estimate the forfeiture rate, expected term of the options and the option exercise and employee termination behavior. The Company considers all employees to have similar exercise behavior and therefore has not identified separate homogeneous groups for valuation. The expected term of the options represents the period of time the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual term of the options is based on the U.S. Treasury constant maturity interest rate which has a term that is consistent with the expected life of the stock options.
As of September 30, 2007, there was approximately $2.4 million of total unrecognized compensation cost related to the stock options granted under the Plans. The intrinsic value of the shares acquired upon exercise of stock options in the nine months ended September 30, 2007 and 2006 was $5.4 million and $0.4 million, respectively.
Restricted Stock Units
The Company’s stock plan also permits the granting of restricted stock units to eligible employees and non-employee directors. Restricted stock units are payable in shares of common stock upon vesting. The restricted stock units vest at various intervals as determined by the compensation committee of the Board of Directors at the date of grant. The following table presents a summary of the Company’s nonvested restricted stock units granted to employees as of September 30, 2007.

	NINE MONTHS ENDED
	SEPTEMBER 30, 2007
	NUMBER	WEIGHTED
	OF	AVERAGE
	SHARES	FAIR VALUE
Nonvested restricted stock units at December 31, 2006	109,079	$2.84
Granted	557,709	4.78
Vested	(105,880)	3.24
Forfeited	(12,627)	2.25

Nonvested restricted stock units at September 30, 2007	548,281	$4.73

As of September 30, 2007, there was approximately $1.9 million of total unrecognized compensation cost related to the nonvested restricted stock units granted under the plan. The expense is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was approximately $252,000 in the nine months ended September 30, 2007. The aggregate intrinsic value of the restricted stock units outstanding at September 30, 2007 was $4.7 million.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 1,256,800 common shares may be issued. All employees are eligible to participate in the Purchase Plan. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. There were 99,697 and 67,267 shares sold to employees in the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, approximately 207,000 shares were available for issuance under the Purchase Plan.
Minority Interest
In April 2006, Third Wave Japan, Inc., a formerly wholly-owned subsidiary of the Company (TWT Japan), entered into a Series A Preferred Stock and Warrant Purchase Agreement with Mitsubishi Corporation and CSK Institute for Sustainability, LTD. Under this purchase agreement, Mitsubishi and CSK invested (¥)580 million (approximately $5.1 million) in TWT Japan in exchange for Series A convertible preferred stock of TWT Japan and warrants to purchase TWT Japan common stock. Pursuant to the transaction, Mitsubishi and CSK acquired approximately 17% of TWT Japan prior to the exercise of the warrants or 20% after exercise of the warrants.
On May 31, 2007, TWT Japan entered into a Series A Preferred Stock Purchase Agreement with Mitsubishi, CSK, BML, Inc., Daiichi Pure Chemicals Co., Ltd., Toppan Printing Co., Ltd. and Shimadzu Corporation. Under this purchase agreement, these investors purchased (¥)640.1 million (approximately $5.3 million) of TWT Japan Series A convertible preferred stock, representing approximately 12.9% of TWT Japan’s outstanding shares and approximately 12.4% of its outstanding equity on a fully-diluted basis. As a result of the transaction and the prior investments made by Mitsubishi and CSK in April 2006, outside investors own approximately 27.5% of TWT Japan prior to the exercise of outstanding warrants or 31% after exercise of the warrants. The proceeds from these equity investments are required to be used in the operations of TWT Japan.
At the time of the original investment, minority interest of $704,000 was recorded on the consolidated balance sheet to reflect the share of the net assets of TWT Japan held by minority investors. After the second investment, an additional $210,000 was recorded as minority interest on the consolidated balance sheet to reflect the increased share of the net assets of TWT Japan held by investors. For the nine months ended September 30, 2007, minority interest was reduced by approximately $289,000 for the minority investors’ share of the net losses and change in foreign currency translation adjustments of TWT Japan.
(5) Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.

Inventories consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
Raw materials	$2,510,487	$2,283,852
Finished goods	2,117,437	1,367,177
Work in process	974,727	517,880
Reserve for excess and obsolete inventory	(736,000)	(655,000)

Total inventories	$4,866,651	$3,513,909

(6) Stock-based Compensation
Included in operating expenses are the following stock-based compensation charges, net of forfeitures related to terminated employees:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Cost of goods sold	$26,569	$43,636	$78,926	$105,945
Research and development	203,218	155,982	541,393	476,892
Selling and marketing	154,674	183,728	437,100	565,234
General and administrative	2,059,138	551,821	2,794,219	1,572,746

Total stock-based compensation	$2,443,599	$935,167	$3,851,638	$2,720,817

(7) Comprehensive Loss
The components of comprehensive income (loss) are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Net loss	$(6,430,463)	$(5,152,589)	$(8,912,186)	$(14,262,895)
Other comprehensive loss:
Foreign currency translation adjustments	336,083	(114,167)	245,748	(159,474)

Comprehensive loss	$(6,094,380)	$(5,266,756)	$(8,666,438)	$(14,422,369)

(8) Amortizable Intangible Assets
Amortizable intangible assets consist of the following:

	SEPTEMBER 30, 2007		DECEMBER 31, 2006
	GROSS		GROSS
	CARRYING	ACCUMULATED	CARRYING	ACCUMULATED
	AMOUNT	AMORTIZATION	AMOUNT	AMORTIZATION
Costs of settling patent litigation	$10,533,248	$10,524,944	$10,533,248	$9,396,380
Technology license	915,828	76,320	915,828	7,632
Trademark	91,583	7,630	91,583	763
Customer agreements	38,000	38,000	38,000	38,000

Total	$11,578,659	$10,646,894	$11,578,659	$9,442,775

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
The following table shows the changes in the restructuring accrual since December 31, 2006. The remaining restructuring balance of $0.5 million is for rent payments on a non-cancelable lease, net of estimated sublease income, which will continue to be paid over the lease term through 2011. The current portion of the accrual is included in other accrued liabilities on the balance sheets and the remainder is included in other long-term liabilities.

Accrued restructuring balance at December 31, 2006	$631,260
Payments made	(97,747)

Accrued restructuring balance at September 30, 2007	$533,513

(10) Other Long-term Liabilities
Other long-term liabilities consist of the following items:

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
License payments	$1,557,406	$1,048,260
Long-term Incentive Plan	2,267,601	1,885,989
Restructuring	399,558	505,681
Rent	996,539	1,103,313
Other	200,000	233,029

	$5,421,104	$4,776,272

(11) Income Taxes
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not significant. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at December 31, 2006 and at September 30, 2007, and has not recognized any interest or penalties in the Statement of Operations for the first nine months of 2007.
The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At September 30, 2007, the Company had deferred tax assets of $63.2 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.
(12) Reclassifications
Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

THIRD WAVE TECHNOLOGIES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. In this Form 10-Q, the terms “we,” “us,” “our,” “Company,” and “Third Wave” each refer to Third Wave Technologies, Inc. and its subsidiaries. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.
OVERVIEW
Third Wave Technologies, Inc. is a leading molecular diagnostics company. We believe our proprietary Invader chemistry, a novel, molecular chemistry, is easier to use and more accurate than competing technologies. These and other advantages conferred by our chemistry are enabling us to provide clinicians and researchers with superior molecular solutions.
More than 200 clinical laboratory customers are using Third Wave’s molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.
In August 2005, we received clearance from the U.S. Food and Drug Administration (the FDA) for our Invader UGT1A1 Molecular Assay. The Invader UGT1A1 Molecular Assay is cleared for use to identify patients who may be at increased risk of adverse reaction to the chemotherapy drug Camptosar(R) (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene that have been associated with that risk. Camptosar, marketed in the U.S. by Pfizer, Inc., is used to treat colorectal cancer and was relabeled in 2005 to include dosing recommendations based on a patient’s genetic profile. In December 2006, we submitted a cystic fibrosis product to the FDA. The Company is awaiting FDA clearance for this product.
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
The FDA has issued a guidance document regarding the sale of ASRs. This guidance document may negatively impact our ability to continue to successfully market and sell our ASR products.
Currently, one of our key strategic initiatives is the commercialization of our Human Papillomavirus (HPV) offering. In August 2006, we began clinical trials for two HPV premarket approval submissions to the FDA. We expect to spend between $12 million and $17.5 million on these submissions over three years. If for any reason these trials are not successful or are substantially delayed or for any other reason we are unable to successfully commercialize our HPV offering, our business and prospects would likely be materially adversely impacted. Additionally, we anticipate competition in the HPV market as additional large competitors have announced plans to enter the market in the near future. This competition may have a significant impact on the success of our commercialization of our HPV offering.
In January 2007, Digene Corporation initiated legal proceedings against us over our HPV products. See Part II, Item 1 — Legal Proceedings. Should the outcome of this action be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
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
License and royalty revenue include amounts earned from third parties for licenses of the Company’s intellectual property and are recognized when earned under the terms of the related agreements. License revenues are generally recognized upon receipt unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance.
RESTRUCTURING AND OTHER CHARGES
The restructuring and other charges resulting from the restructuring plan in the third quarter of 2002 have been recorded in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” and Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The restructuring charge was comprised primarily of costs to consolidate facilities, impairment charges for abandoned leasehold improvements and equipment to be sold or abandoned, prepayment penalties related mainly to capital lease obligations on equipment to be sold or abandoned, and other costs related to the restructuring. The remaining accrued restructuring balance is for rent payments on a non-cancelable lease, net of estimated sublease income. In calculating the cost to consolidate the facilities, we estimated the future lease and operating costs to be paid until the leases are terminated and the amount, if any, of sublease receipts for each location. This required us to estimate the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on the lease payments, operating costs until terminated, and the offsetting sublease receipts may turn out to be incorrect and our actual cost may be materially different from our estimates.
LONG-LIVED ASSETS—IMPAIRMENT
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
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets.” The annual impairment test was completed in the quarter ended September 30, 2007 and resulted in no impairment.
STOCK-BASED COMPENSATION EXPENSE
We have adopted SFAS No. 123(R) to account for share-based payments to employees. As a result, we recognize expense for all share-based payments to employees, including grants of employee stock options and RSUs, based on their fair values.
INVENTORIES—SLOW MOVING AND OBSOLESCENCE
Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year or within the period defined by the expiration date of the product, as well as any additional specifically identified inventory to be subject to a provision for excess inventory (including inventory that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies). At September 30, 2007, our inventory reserves were approximately $736,000, or 13% of our $5.6 million total gross inventories.
NEW ACCOUNTING PRONOUNCEMENTS
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not significant. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at December 31, 2006 and at September 30, 2007, and has not recognized any interest or penalties in the Statement of Operations for the first nine months of 2007.
The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At September 30, 2007, the Company had deferred tax assets of $63.2 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact Statement 157 will have on its financial statements.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
NET LOSS. Net loss for the three months ended September 30, 2007 was $6.4 million compared to a net loss of $5.2 million for the corresponding period of 2006. Net loss for the nine months ended September 30, 2007 was $8.9 million, compared to a net loss of $14.3 million for the same period in 2006.
REVENUES. Revenues for the three months ended September 30, 2007 of $8.2 million represented an increase of $1.6 million, compared to revenues of $6.6 million for the corresponding period of 2006. Revenues for the nine months ended September 30, 2007 of $22.2 million represented an increase of $1.0 million, compared to revenues of $21.2 million for the corresponding period of 2006. Following is a discussion of changes in revenues:
Clinical molecular diagnostic product revenue increased to $6.7 million in the quarter ended September 30, 2007 from $5.4 million in the quarter ended September 30, 2006. Clinical revenue for the nine months ended September 30, 2007 increased to $19.0 million, compared to $15.1 million in 2006. The increase in revenue is due to an increase in the number of customers buying our product and growth in purchases from current customers.
Research product revenue increased to $1.4 million in the three months ended September 30, 2007 from $1.2 million in the three months ended September 30, 2006. Research product revenue for the nine months ended September 30, 2007 decreased to $3.0 million from $5.8 million in 2006. During the first half of 2006, we received $2.7 million in Japanese research revenue, the last period in which substantial revenue of this type was generated.
In the nine months ended September 30, 2007, we generated $7.3 million, or 33% of our revenue, from sales to a small number of large clinical testing laboratories compared to $6.7 million, or 31% of our revenue, in the same period of 2006.
COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and other intangible assets. For the three months ended September 30, 2007, cost of goods sold decreased slightly to $2.1 million, compared to $2.2 million in the corresponding period of 2006. Cost of goods sold for the nine months ended September 30, 2007 decreased to $6.1 million from $6.3 million in 2006. The decrease in cost of goods sold was due to operational efficiencies.
RESEARCH AND DEVELOPMENT EXPENSES. Our research activities are focused on moving our technology into broader markets. Our development activities are focused on new products to expand our molecular diagnostics menu. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing, (including clinical trials to validate the performance of our products) and enhancement of our products, and acquisition of technologies used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended September 30, 2007 were $5.8 million, compared to $3.5 million for the three months ended September 30, 2006. In the nine months ended September 30, 2007, research and development expenses increased to $16.1 million from $8.8 million in 2006. The increase in research and development expenses was primarily due to an increase in personnel and product development expense (including clinical trial costs incurred by us in pursuit of FDA premarket approval for our HPV offerings). We will continue to invest in research and development, and expenditures in this area will increase as we expand our product development efforts. In addition, as the Company moves towards consideration of FDA cleared or approved products, there will be increased expenses attributed to these activities.
SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended September 30, 2007 were $2.9 million, an increase of $0.2 million, compared to $2.7 million for the corresponding period of 2006. The increase in selling and marketing expenses was due to an increase in consulting expenses, compared to the same period in 2006. Selling and marketing expense for the nine months ended September 30, 2007 increased slightly to $8.7 million compared to $8.6 million for the corresponding period of 2006.
GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $4.8 million in the three months ended September 30, 2007, from $3.5 million for the corresponding period in 2006. The increase in the three month period was due to stock-based compensation expense related to a former executive employment agreement. In the nine months ended September 30, 2007, general and administrative expenses decreased to $11.0 million compared to $11.5 million in 2006. The decrease in general and administrative expense was due to a decrease in personnel related expense, sales tax, consulting and legal fees, offset by an increase in stock-based compensation expense compared to the same period in 2006.
LITIGATION EXPENSE. Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense increased to $1.8 million in the three months ended September 30, 2007 from $0.3 million in the corresponding period in 2006. Litigation expense increased to $3.4 million in the nine months ended September 30, 2007 from $1.4 million in 2006. The increase was the result of the increased litigation activity due to the lawsuit with Digene Corporation. We anticipate litigation expense to increase throughout 2007 due to the lawsuit with Digene (see Part II, Item 1: Legal Proceedings).
INTEREST INCOME. Interest income for the three months ended September 30, 2007 and 2006 was $0.5 million and $0.4 million, respectively. Interest income for the nine months ended September 30, 2007 and 2006 was $1.6 million and $1.1 million, respectively.
INTEREST EXPENSE. Interest expense for the three months ended September 30, 2007 was $0.3 million compared to $55,000 in the corresponding period in 2006. Interest expense for the nine months ended September 30, 2007 was $0.9 million compared to $0.2 million in the corresponding period in 2006. The increase in interest expense was due to the interest accretion on the convertible note payable entered into in December 2006.
OTHER INCOME (EXPENSE). Other income for the three months ended September 30, 2007 was $2.5 million compared to other expense of $0.1 million for the same period in 2006. Other income for the nine months ended September 30, 2007 was $13.2 million compared to other expense of $0.1 million for the same period in 2006. Other income in the three months ended September 30, 2007 included the reversal of long-standing accruals. Other income for the nine month period included $10.75 million from the settlement of patent litigation with Stratagene Corporation.
MINORITY INTEREST. Minority interest for the three months ended September 30, 2007 was $0.2 million compared to $65,000 in 2006. Minority interest for the nine months ended September 30, 2007 was $0.4 million compared to $0.1 million in 2006 . Minority interest represents Third Wave Japan’s minority investors’ share of the equity and earnings of the subsidiary.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, product sales, convertible notes and an initial public offering. As of September 30, 2007, we had cash and cash equivalents and short-term investments of $43.6 million.
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
Net cash used in operations for the nine months ended September 30, 2007 was $6.6 million, compared to $10.7 million in the corresponding period in 2006. The change was primarily due to the proceeds received from the settlement of patent litigation with Stratagene Corporation, offset by increased expenses related to our HPV clinical trial and litigation expenses.
Net cash used in investing activities for the nine months ended September 30, 2007 was $2.0 million, compared to net cash provided of $8.8 million in the corresponding period in 2006. Investing activities included capital expenditures of $2.5 million in the nine months ended September 30, 2007 compared to $0.6 million in 2006. Investing activities in the nine months ended September 30, 2007 and 2006 included the payment on license fee arrangements of $0.9 and $0.7 million, respectively. In addition, investing activities in the nine months ended September 30, 2007 included net proceeds of $1.4 million from the maturity and purchase activity of short-term investments compared to $9.3 million in 2006. Investing activities in the nine months ended September 30, 2006 also included a change in the restricted cash balance of $0.8 million.
Net cash provided by financing activities was $9.0 million in the nine months ended September 30, 2007 compared to $5.4 million in 2006. Cash provided by financing activities in the nine months ended September 30, 2007 consisted of proceeds from the sale of common stock under the Company’s employee stock purchase plan and stock option plans of $4.6 million compared to $0.7 million in the corresponding period of 2006. Financing activities in the nine months ended September 30, 2007 and 2006 also included proceeds from a minority equity investment in our Japan subsidiary of $5.3 million and $5.1 million, respectively. In the nine months ended September 30, 2007, $0.6 million was used to repay debt compared to $0.3 million in 2006. In addition, $100,000 was used for capital lease obligations in the nine months ended September 30, 2007 and 2006.
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
We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:
•	our progress with our research and development programs;

•	the need to pursue FDA clearances or approvals of our products;

•	our level of success in selling our products and technologies;

•	our ability to establish and maintain successful collaborative relationships;

•	the costs we incur in securing intellectual property rights, whether through patents, licenses or otherwise;

•	the costs we incur in enforcing and defending our patent claims and other intellectual property rights;

•	the need to respond to competitive pressures;

•	the possible acquisition of complementary products, businesses or technologies; and

•	the timing of capital expenditures

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense, litigation expense, and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties discussed in the Risk Factors section of this Form 10-Q and under the heading “Overview” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.
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
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes during the period covered by this report in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.
In October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that our HPV ASRs do not infringe any valid claims of Digene’s human papillomavirus related patents. In January 2006, we reached an agreement with Digene to dismiss the suit without prejudice. We also agreed that neither party would file a suit against the other relating to the Digene human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against us in the United States Court for the Western District of Wisconsin. The complaint alleges patent infringement of unidentified claims of a single patent related to HPV type 52 by the Company’s HPV ASR product. We filed our response to Digene’s complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain anti-trust laws. After conducting a hearing on June 22, 2007, the court released its claim construction order on July 23, 2007 adopting all of Third Wave’s proposed construction. On July 31, 2007, Digene filed a motion to reconsider the court’s claim construction. On September 26, 2007, the court issued an order denying Digene’s motion for reconsideration in its entirety and upheld the earlier claim construction ruling. In response, in a filing to the court, Digene stated that it “believes it will not be able to sustain its claim of infringement.” On October 19, Digene filed a motion for summary judgment on Third Wave’s antitrust counterclaims and a motion for entry of judgment of non-infringement. Trial on Third Wave’s antitrust claims remains set to begin on February 19, 2008.
While no assurance can be given regarding the outcome of the above matter, based on information currently available, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of the action be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Stockholders held on July 24, 2007, the following matters were submitted to a vote of security holders:
1.	the election of Kevin T. Conroy and David A. Thompson to serve as directors with terms ending in 2010, and

2.	the proposal to ratify the appointment of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007.
The nominees for director were elected based upon the following votes:

DIRECTOR	VOTES FOR	VOTES WITHHELD
Kevin T. Conroy	38,555,138	533,935
David A. Thompson	38,552,137	536,936
In addition to Mr. Conroy and Mr. Thompson, the term of office of each of the following directors continued after the meeting: Gordon Brunner, James Connelly, Lawrence Murphy, Kay Napier and Lionel Sterling.
The appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007 was ratified, as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAIN	BROKER NON-VOTES
39,011,113	61,523	16,437	0
ITEM 5. OTHER INFORMATION.
On November 7, 2007, the Company’s board of directors approved an annual increase of 1,000,000 shares under the 2000 Stock Plan for fiscal year 2008.
On November 7, 2007, the employment agreement of Cindy S. Ahn, Vice President and General Counsel, was amended and restated to conform to the employment agreements of the other executive officers of the Company.
On November 7, 2007, the Company entered into an employment agreement with Ivan Trifunovich, Senior Vice President. The terms of the employment agreement conform to the terms contained in the employment agreements of other executive officers of the Company.
ITEM 6. EXHIBITS.
The exhibits required to be filed as a part of this Report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THIRD WAVE TECHNOLOGIES, INC.
Date: November 1, 2007	/s/ Kevin T. Conroy
Kevin T. Conroy,
Chief Executive Officer

Date: November 1, 2007	/s/ Maneesh K. Arora
Maneesh K. Arora,
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION	INCORPORATED BY REFERENCE TO
10.1	Amended and Restated Employment agreement between Cindy S. Ann and Third Wave Technologies, Inc. dated November 7, 2007

10.2	Employment Agreement between Ivan Trifunovich and Third Wave Technologies, Inc. dated November 7, 2007

10.3	Lease Agreement between Third Wave Technologies, Inc and University Research Park, Inc. dated July 13, 2007	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007

31.1	CEO’s Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, of Chapter 63 of Title 18 of the United States Code