Form 10-K
period 2007-12-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2008-03-07
CIK 1120438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007,
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
Common stock, $.001 par value per share
preferred stock purchase rights
(Title of Class)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the last sale price of the common stock of the registrant on June 30, 2007, as reported by the Nasdaq Stock Market, was $201,248,600.

As of the close of business on March 3, 2008, the registrant had 43,743,082 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2008.

THIRD WAVE TECHNOLOGIES

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

		Page

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 8.	Financial Statements and Supplementary Data	38
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A.	Controls and Procedures	63
Item 9B.	Other Information	63

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions, and Director Independence	64
Item 14.	Principal Accountant Fees and Services	64

PART IV
Item 15.	Exhibits, Financial Statements and Schedules	64
Signatures		65
Amendment No.1 to Second Amended and Restated Employment Agreement with Kevin T. Conroy
Amendment No.1 to Amended and Restated Employment Agreement with Maneesh Arora
Amended and Restated Employment Agreement with Cindy S. Ahn
Amendment No.1 to Employment Agreement with John Bellano
Amendment No.1 to Employment Agreement with Jorge Garces
Amendment No.1 to Employment Agreement with Greg Hamilton
Employment Agreement with Ivan Trifunovich
2008 Incentive Plan
Long Term Incentive Plan No.5
List of Subsidiaries
Consent of Grant Thornton LLP
Section 302 CEO Certification
Section 302 CFO Certification
Section 1350 CEO Certification
Section 1350 CFO Certification

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-K, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-K are based on management’s current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies and products; losses or earnings; operating expenses, including, without limitation, research and development, marketing and technology expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties set forth in the “Overview” section of Item 7 hereof and in Part I, Item 1A — Risk Factors.

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

In the U.S., our registered trademarks are Third Wave®, Cleavase®, Invader®, InvaderCreator®, and Invader Plus®. Cleavase and Invader are registered in Japan, Germany, the United Kingdom and France. Trademark applications are pending in the U.S. for InPlextm, Inrangetm, and Universal Invadertm.

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

We believe the market of greatest application and commercial opportunity for Third Wave’s Invader chemistry is clinical molecular diagnostics. We estimate that this market is approximately $2.1 billion worldwide today and will grow by 10-15% annually over the next five years. Within this market, there are a number of diverse segments for which our chemistry is well suited, including women’s health testing including tests for the human papillomavirus (HPV), genetics and pharmacogenetics, infectious disease and oncology. In addition to the molecular diagnostics market, the utility of the Invader chemistry has been extended to research and agricultural applications.

THIRD WAVE MISSION AND CORPORATE STRATEGY

Our mission is to be a leading provider of superior molecular solutions. We seek to achieve our mission by continuing to convert our proprietary Invader molecular chemistry into valuable molecular diagnostic products.

We have implemented a strategy to:

•	Grow our global clinical molecular diagnostic revenue through our expanding product menu by using our strong distribution and thought-leader networks;

•	Continue to expand our pipeline of molecular diagnostic products and enhance our product capabilities; and

•	Partner when appropriate to optimize our opportunities in molecular diagnostics and in markets where the Invader chemistry can create unique competitive advantages.

TECHNOLOGY

Invader Chemistry

The Invader chemistry is a simple and scalable DNA and RNA analysis solution designed to provide accurate results more quickly than competing technologies. It is an isothermal, DNA-probe-based reaction that detects specific genomic sequences or variations.

The performance and flexibility of Invader chemistry can be coupled with the sensitivity of a rudimentary form of polymerase chain reaction (whose patents have expired). We call this combination Invader Plus and believe that it will bring the advantages of both chemistries to our customers, enabling them to perform molecular testing more easily and more rapidly.

We have developed, and will to continue to develop, a line of clinical molecular diagnostic products based on our Invader chemistry. Clinical applications of the Invader chemistry include detecting genetic variations associated with inherited conditions such as cystic fibrosis, hemostasis and cardiovascular risk factors, and those associated with drug efficacy and adverse drug reactions. They also include confirming diagnosis, quantifying viral load and genotyping for infectious diseases such as hepatitis B and C, and for detecting human papillomavirus (HPV). We have received in vitro diagnostic device clearance from the U.S. Food and Drug Administration (FDA) for our Invader UGT1A1 molecular assay. The Invader UGT1A1 molecular assay is cleared for use to identify patients who may be at increased risk of adverse reaction to the chemotherapy drug Camptosar® (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene. Camptosar, marketed in the U.S. by Pfizer, Inc., is used to treat colorectal cancer and was relabeled in 2005 to include dosing recommendations based on a patient’s genetic profile.

In addition to our growing menu of clinical products, there are a number of other Invader chemistry applications, including research, agriculture, and other potential industrial applications, including food and water testing.

INDUSTRY BACKGROUND

Prior to the late 1990s, many diagnostic testing methods had limited accuracy and served primarily as guides to analysis. This has changed with the emergence of nucleic acid testing, also referred to as NAT or molecular diagnostic testing.

Nucleic acid testing is the direct analysis of DNA or RNA. It is accomplished through genotyping, the determination of whether a variation or series of variations are present in an individual, or gene expression analysis, the determination of the level of activity of a specific gene by quantitating the messenger RNA, or mRNA, it is producing. The advantage of this testing method is that it directly detects DNA or RNA rather than monitoring antigens or antibodies. Initially NAT was used primarily for HIV and blood screening, but it is rapidly displacing conventional testing methods as the industry standard for a variety of applications. For example, the need to perform accurate blood screening and tests for infectious diseases/viral loads has resulted in NAT replacing immunotechnology (immunoassays) as the solution of choice among many clinical laboratories.

Ongoing scientific research has helped determine that a majority of human diseases have genetic components. The monumental feat of mapping and sequencing of the entire human genome, through the Human Genome Project and subsequent research initiatives, are being translated into precise clinical applications to diagnose and treat disease. As a result, hundreds of molecular diagnostic tests based on NAT technology are now being used to identify variations in DNA sequence to detect disease or highlight genetic predispositions. Furthermore, researchers’ continuing progress in understanding disease and definitively linking particular diseases to an individual’s DNA and RNA have caused key medical thought leaders to introduce new screening guidelines that incorporate NAT.

The availability of the human genome sequence, combined with an ever-growing list of known variations in DNA sequence and advances in our understanding of the cause and progression of disease, will likely result in the emergence of additional NAT applications. As a result, we believe that a significant increase in demand for gene-based tests will occur in the coming years.

LIMITATIONS OF CONVENTIONAL METHODS VERSUS THE THIRD WAVE SOLUTION

A limited number of chemistry platforms are presently capable of performing NAT, including the following:

Name	Platform	Status

PCR	Target Amplification	Most commonly used technology
TMA/NASBA	Target Amplification	Market leader for blood screening
Hybrid Capture	Signal Amplification	Currently used primarily for HPV testing
Invader	Signal Amplification	Adoption across multiple applications
Invader Plus	Target/Signal Amplification	New capability for numerous applications

Many of today’s methods for analyzing nucleic acids are based on hybridization in combination with polymerase chain reaction (“PCR”).

We believe the Invader and Invader Plus chemistries offer competitive advantages compared to the other forms of NAT, including:

•	Accuracy — In the study submitted to the FDA as part of the Company’s application for clearance of its Invader UGT1A1 Molecular Assay, it was 100% accurate compared to DNA sequencing, the standard for genotype determination.

•	Ease of Use — Invader products are extremely easy to use for technicians of any skill level. Assay setup requires a simple addition of the reagents to the prepared sample and can be completed with minimal hands-on time. During the incubation at a single temperature, technicians are free to perform other duties.

•	Flexibility/Scalability — The Invader chemistry is highly scalable and automation-friendly, allowing any Clinical Laboratory Improvement Amendments (CLIA) certified high complexity lab, regardless of size, to take advantage of its benefits.

PRODUCTS AND PRODUCT CANDIDATES

We have applied our proprietary Invader chemistry to a number of molecular diagnostic, research and other applications. We have a pipeline of new products under development and are assessing the technical feasibility and commercial viability of a number of other applications.

Molecular Diagnostics

PRODUCTS ON THE MARKET — UNITED STATES

InVitro Diagnostic (IVD) Devices

•	Invader UGT1A1 Molecular Assay

Analyte Specific Reagents/Research Use Only (ASRs/RUO)

•	Hepatitis C virus genotyping (HCVg)

•	Cystic Fibrosis Transmembrane Conductance Regulator gene (CFTR InPlextm)

•	Human Papillomavirus (HPV)

•	Connexin 26 (35delG)

•	Connexin 26 (167delT)

•	Factor V (Leiden)

•	Factor II (prothrombin)

•	Apolipoprotein E (ApoE) (C112R)

•	Apolipoprotein E (ApoE) (R158C)

•	Plasminogen Activator Inhibitor-1 (PAI-1) (4G/5G)

•	Platelet Glycoprotein IIIa (PL A1/A2) (Leu 33 Pro, T1565C)

•	Warfarin (VKORC1 (-1639)), (CYP2C9*2), (CYP2C9*3)

•	Rett (McCP2)

•	Methylenetetrahydrofolate Reductase (MTHFR)

•	CYP2C19

•	CYP2C9

•	CYP450

PRODUCTS ON THE MARKET — EUROPEAN ECONOMIC AREA (EEA)

InVitro Diagnostic Devices — CE Mark

•	HPV High Risk Molecular Assay

•	Factor V Leiden (G1691A)

•	Factor II (FII G20210A)

•	Methylenetetrahydrofolate Reductase (MTHFR) (C677T)

•	Methylenetetrahydrofolate Reductase (MTHFR) (A1298C)

•	Apolipoprotein E (ApoE) (C112R)

•	Apolipoprotein E (ApoE) (R158C)

•	Plasminogen Activator Inhibitor-1 (PAI-1) (4G/5G)

•	Platelet Glycoprotein IIIa (PL A1/A2) (Leu 33 Pro, T1565C)

•	Connexin 26 (35delG)

•	Connexin 26 (167delT)

PRODUCTS IN DEVELOPMENT OR BEING ASSESSED FOR TECHNICAL FEASIBILITY AND COMMERCIAL VIABILITY

•	Additional HPV offerings

•	Additional CFTR offerings

•	HBV Viral Load

•	Herpes simplex virus (HSV 1 & 2)

•	Cytomegalovirus (CMV)

•	Microbacterium

•	Methicillin-resistant Staphylococcus aureus (MRSA)

•	Chlamydia

•	Gonorrhea

•	Additional infectious disease targets

•	Hepatitis B virus

•	Micro RNA panels

We also have developed a number of DNA and RNA analysis products for the research and agricultural biotechnology markets.

MANUFACTURING

We manufacture products at our facility in Madison, Wisconsin and source certain components from various contract manufacturers. We work closely with the vendors of these components to optimize the manufacturing process, monitor quality control and ensure compliance with our product specifications. Together with our component contract manufacturers, we have scalable manufacturing systems, possess the expertise necessary to manufacture our products and have sufficient capacity to meet our customer requirements.

Certain key components of our products may be sourced from a single supplier or a limited number of suppliers. In addition, some of the components incorporated into our products may be proprietary and unavailable from secondary sources.

We have registered the facility used for manufacturing our clinical products with the FDA as a Device Manufacturer and believe we are in substantial compliance with the FDA’s quality system requirements or QSRs. We have also achieved ISO 13485:2003 Certification, a stringent, globally-recognized standard of quality management for medical device manufacturers.

See Part I, Item 1A — Risk Factors.

MARKETING AND SALES

We currently market and sell our products globally through a combination of direct sales personnel who are focused primarily on the clinical market, and through collaborative relationships. Our clinical sales force is comprised of 34 direct sales representatives and technical support personnel. We plan to increase our sales force as market demand requires. The clinical sales force targets high-volume clinical reference laboratories that meet the criteria for highly-complex CLIA laboratories.

We have more than 215 clinical testing customers in the U.S. and we serve most major clinical laboratories that perform molecular testing. During 2007, the majority of our product sales were to domestic clinical laboratories.

Our products for the research market are sold primarily through direct sales efforts in the U.S. and in Japan.

Third Wave has established a strong and direct presence in Japan. In 2002, we established a wholly-owned subsidiary for the purpose of working more directly with our customers, collaborators and distributors in the Japanese market. We have 14 employees based in Japan. In April 2006 and May 2007 we sold a minority interest in our Japan subsidiary to Mitsubishi Corporation and CSK Institute for Sustainability, LTD and certain other investors. As part of this transaction, we are working together with Mitsubishi to accelerate the penetration of Invader products in Asia-Pacific clinical laboratories, particularly in Japan.

In December 2000, we entered into a development and commercialization agreement with BML, Inc., (“BML”), one of the two largest clinical reference laboratories in Japan. Through this agreement, the companies are collaborating to develop and commercialize molecular diagnostics for infectious disease, genetic testing and pharmacogenomics. Under the agreement, we develop mutually agreed upon clinical assays and BML purchases product. As provided by the terms of the agreement, we develop and supply BML with clinical reagents at preferential prices. We have certain rights to commercialize the developed assays worldwide; however, such commercialization rights are limited in Japan depending on BML’s intellectual property surrounding the specific assay. Further, BML has the right to negotiate the terms and conditions under which BML would have the right to use the developed assays for providing clinical testing services in Japan. The term of the agreement is until December 31, 2009.

Our customer base is dominated by a small number of large clinical-testing laboratories (Quest Diagnostics, Inc., Mayo Medical Laboratories, Kaiser Permanente, Spectrum Laboratory Network and Berkeley Heart Laboratories) and research customers (University of Tokyo/RIKEN and Pioneer Hi-Bred International, Inc.). In 2007 and 2006, we generated $8.9 million (29% of total revenue) and $8.5 million (30% of total revenue), respectively, from sales to these large clinical-testing laboratories. In addition, in 2007 and 2006 we generated $2.9 million (10% of total revenue) and $5.5 million (20% of total revenue), respectively, from sales to these research customers. If we are unable to maintain current pricing levels and/or volumes with these customers, our revenues and business may suffer materially. See Part I, Item 1A — Risk Factors.

We intend to continue to pursue domestic and international market opportunities through a combination of direct sales, distribution arrangements and collaborative relationships. The Company began sales into the EU market through distribution arrangements in 2007 and expects to continue expansion in the EU market in 2008.

For a description of our industry segment and our product revenues by geographic area, see Note 17 of the Notes to the Consolidated Financial Statements included under Item 8 of this Form 10-K. As described in this Note, in 2007 we derived approximately 11% of our product revenues from sales to international end-users. See Part I, Item 1A — Risk Factors.

Our business is generally not seasonal.

INTELLECTUAL PROPERTY

We have implemented a patent strategy designed broadly to protect our Invader and Invader Plus chemistries and applications of those technologies. We currently own 56 issued U.S. patents, and hold exclusive licenses to two issued patents in the U.S. We also own issued patents in the following countries: Australia (seven), Canada (two), Japan (three), China (one), Germany (two), Spain (two), France (two), Great Britain (two), Italy (two), Netherlands (two), Austria (one), Belgium (one), Switzerland (one), Denmark (one), Ireland (one), Sweden (one) and four issued European Cooperative patents. We have 74 additional U.S. patent applications pending, including one non- provisional application. In addition, we have licensed rights to patents and patent applications pending in the U.S., Japan and other major industrialized nations, covering genetic variations associated with drug metabolism. We have licensed rights to patents and/or patent applications covering genetic variations associated with certain diseases for which we have designed clinical diagnostic products. In 2005, we obtained a nonexclusive license from the Mayo Foundation for a suite of patents related to detection of genetic polymorphisms in the human UGT1A1 gene. We also have licensed rights to patents and/or patent applications covering various nucleic acid amplification or detection platforms, detection methodologies, and the like. In 2005, we obtained a nonexclusive license from Abbott Molecular Diagnostics for a patent related to multiplex PCR amplification in diagnostic applications. In 2006, Third Wave acquired a nonexclusive license to certain of Innogenetics’ patents related to HCV genotyping for the U.S. In 2007 we acquired a nonexclusive license to certain of Abbott Molecular’s patents related to Chlamydia. Reflecting our international business strategy, we have foreign filings in major industrialized nations corresponding to each major technology area represented in our U.S. patent and application claims. Currently, we have 104 pending applications in foreign jurisdictions and three international (PCT) applications for which foreign filing designations have not yet been made.

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

In the clinical market, we compete with several companies offering alternative technologies to the Invader chemistry. These companies include, among others: Abbott Laboratories; Siemens, Becton, Dickinson and Company; Qiagen (formerly Digene Corporation); Roche Diagnostics Corporation; Gen-Probe; Applera Corporation companies including Applied Biosystems and Celera; Innogenetics, Inc.; Luminex Corporation; and Ventana Medical Systems, Inc.

In the research market, we compete with several companies offering alternative technologies to the Invader chemistry. These companies include, among others: Applied Biosystems, Affymetrix, Inc., and Illumina, Inc.

We believe the primary competitive factors in our markets are performance and reliability, ease of use, standardization, cost, proprietary position, market share, access to distribution channels, regulatory approvals, clinical validation and availability of reimbursement.

See Part I, Item 1A — Risk Factors.

GOVERNMENT REGULATION

We are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act and other laws. The Food, Drug and Cosmetic Act requires that medical devices introduced to the U.S. market, unless otherwise exempted, be the subject of either a premarket notification clearance, known as a 510(k), or a premarket approval, known as a PMA. In the U.S., the FDA regulates, as medical devices, most diagnostic tests and in vitro diagnostic (IVD) reagents that are marketed as finished test kits. The FDA also regulates, as medical devices, analyte specific reagents (ASRs) sold to clinical laboratories who develop and prepare their own finished diagnostic tests, although, most ASRs are exempt from 510(k) clearance or PMA approval requirements. We currently market our clinical diagnostic products as IVDs, analyte specific reagents (ASRs), and General Purpose Reagents (GPRs). Consequently, these clinical products are regulated as medical devices.

Analyte Specific Reagents (ASRs)

The majority of our current clinical diagnostic products are sold as ASRs. The FDA restricts the sale of these products to clinical laboratories certified under the Clinical Laboratory Improvement Amendments (CLIA) to perform high complexity testing and also restricts the types of products that can be sold as ASRs. We believe most of our products currently marketed pursuant to FDA regulations as ASRs, as well as many products we intend to market in the future as ASRs, are exempt from the 510(k) premarket notification and premarket approval requirements. However, as discussed immediately below, the regulatory status of some of these products may change.

In 2006, followed by additional clarification in 2007, the FDA issued guidance concerning acceptable examples of IVD reagents that meet the threshold of the ASR regulations. In this guidance, the FDA outlined examples of products and marketing practices that go beyond the scope of the ASR regulations making the reagent part of a test system potentially subject to premarket review. These examples include combining, or promoting for use, a single ASR with another product such as other ASRs, general purpose reagents, controls, laboratory equipment, software, etc., or promoting an ASR with specific analytical or performance claims, instructions for use in a particular test, or instructions for validation of a specific test using the ASR. As a result of this recent guidance, the FDA may require that we obtain, or we may choose to obtain, regulatory clearances or approvals for certain of our products or their applications, as was done for our Invader UGT1A1 Molecular Assay. While we believe our ASR products are in substantial compliance with this guidance, the FDA may disagree. In that event, we could experience significant revenue loss, additional expense and loss of our clinical customer base.

See Part I, Item 1A — Risk Factors.

510(k) Clearance or PMA Approval Requirements

In general, our clinical diagnostic products other than those exempt under the ASR regulations, require either a premarket notification clearance, known as a 510(k), or a premarket approval, known as a PMA from the FDA.

With respect to products reviewed through the 510(k) process, we may not market a product until an order is issued by the FDA finding our product to be substantially equivalent to a legally marketed product known as a predicate device. The 510(k) approval process is time-consuming, expensive and uncertain. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial review. In addition, any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance. In some circumstances, if the change raises complex or novel scientific issues or the product has a new intended use, a PMA may be required.

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The PMA approval process is time-consuming, expensive and uncertain. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. In addition, new PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of a device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require extensive clinical data or the convening of an advisory panel.

To date, we have applied for FDA clearance with respect to two of our clinical diagnostic products. We obtained clearance for our Invader UGT1A1 Molecular Assay in August 2005. Currently, one of our key strategic initiatives is the commercialization of our Human Papillomavirus (HPV) offering. In August 2006, we began clinical trials for two HPV premarket approval submissions to the FDA. We expect to spend $17-18 million on these submissions over three years. If for any reason these trials are not successful or are substantially delayed or for any other reason we are unable to successfully commercialize our HPV offering, our business and prospects would likely be materially adversely impacted.

We plan to seek additional FDA approvals or clearances in the future, however, we cannot predict the likelihood of obtaining those approvals or clearances. There can be no assurance that regulatory approval or clearance of any clinical products for which we seek such approvals will be granted by the FDA on a timely basis, if at all. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

See Part I, Item 1A — Risk Factors.

Other FDA Regulatory Requirements

As a medical device manufacturer, we are required to register our facility and list our products with the FDA. In addition, we are required to comply with the FDA’s Quality System Regulation (QSR), which requires that our devices be manufactured and records be maintained in a prescribed manner with respect to design and development, manufacturing, testing and control activities. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses, otherwise known as “off-label” promotion. In addition, the medical device reporting regulation requires that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or that a product has malfunctioned in such a way that it would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Under FDA regulatory requirements, we may not make claims about the performance, intended clinical use or efficacy of ASR products, and we may provide only limited information to laboratories concerning these products. There also are restrictions on the concurrent marketing of components that can be used to develop an assay and other restrictions as well.

Our manufacturing facility is subject to periodic and unannounced inspections by the FDA for compliance with QSR. Additionally, the FDA often will conduct a preapproval inspection for PMA devices. If the FDA believes we are not in compliance with applicable laws or regulations, the agency can institute a wide variety of enforcement actions, ranging from issuance of warning letters or untitled letters; fines and civil penalties; unanticipated expenditures to address or defend such actions; delaying or refusing to clear or approve products; withdrawal or suspension of approval of products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; orders for physician notification or device repair, replacement or refund; interruption of production; operating restrictions; injunctions; and criminal prosecution.

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

See Part I, Item 1A — Risk Factors.

International Regulations and Environmental and Safety Laws and Regulations

Medical device laws and regulations are also in effect in many of the countries in which we may do business outside the U.S. These range from comprehensive device approval requirements for some or all of our medical device products, to requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in some states in which we do business. There can be no assurance that we will obtain regulatory approvals in such countries and states or that we will not incur significant costs in obtaining or maintaining such approvals. In addition, export of certain of our products that have not yet been cleared or approved for domestic commercial distribution may be subject to FDA export restrictions.

We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of and the cost of compliance with these regulations could have a material adverse effect on our business.

See Part I, Item 1A — Risk Factors.

Research Use Only Products

We do not anticipate that our products that are labeled for research use only, or RUO, (i.e., products used in drug discovery or genomics research) will be subject to additional government regulation of significance.

RESEARCH AND DEVELOPMENT

Research and development costs associated with our products and technologies account for a substantial portion of our operating expenses. Research and development expenses for the years ended December 31, 2007, 2006, and 2005 were $22.8 million, $12.4 million, and $8.4 million, respectively. The significant increase in research and development expenses in 2007 was driven by the planned investment in the Company’s HPV products and associated clinical trials.

EMPLOYEES

As of December 31, 2007, we employed 179 persons, of whom 31 hold doctorate degrees and 123 hold other advanced degrees. Approximately 60 employees are engaged in research and development, 45 in business development, sales and marketing, 35 in operations and manufacturing and 39 in intellectual property, finance and other administrative functions. Our success will depend in large part on our ability to attract and retain qualified employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

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

RISKS RELATED TO OUR BUSINESS

WE HAD AN ACCUMULATED DEFICIT OF $194.6 MILLION AT DECEMBER 31, 2007, AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We have had substantial operating losses since our inception, and we expect our operating losses to continue over the foreseeable future. We experienced net losses of $16.8 million in 2007, $18.9 million in 2006, and $22.3 million in 2005. In order to further develop our products and technologies, including development of new products for the clinical market, we will need to incur significant expenses in connection with our internal research and development and commercialization programs. As a result, we expect to incur annual operating losses for the foreseeable future.

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

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY NEGATIVELY IMPACT OUR STOCK PRICE.

Our revenues and results of operations have fluctuated significantly in the past and we expect significant fluctuations to continue in the future due to a variety of factors, many of which are outside of our control. These factors include:

•	the volume and timing of orders for our products;

•	changes in the mix of our products offered;

•	the timing of payments we receive under collaborative agreements, as well as our ability to recognize these payments as revenues;

•	the number, timing and significance of new products and technologies introduced by our competitors;

•	third-party intellectual property, which may require significant investments in licensing or royalties, or which may materially impede our ability to sell products;

•	our ability to develop, obtain regulatory clearance, market and introduce new and enhanced products on a timely basis;

•	changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our products; and

•	availability of third-party reimbursement to users of our clinical products.

The company has an established infrastructure of operating expenses. There is a risk that if our revenues decline or do not grow as anticipated, we will not be able to reduce our operating expenses quickly in the short-term which will result in significant harm to our operating results for one or more fiscal periods.

OUR TECHNOLOGIES AND COMMERCIAL PRODUCTS MAY NOT BE COMMERCIALLY VIABLE OR SUCCESSFUL, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We are currently developing and commercializing a limited number of products based on our technologies. We plan to develop additional products. We cannot assure you that we will be able to complete development of our products that are currently under development or that we will be able to develop additional new products. In addition, for our genetic and pharmacogenetic products, some of the genetic variations for which we develop our products may not be useful or cost effective in assisting therapeutic selection, patient monitoring or diagnostic applications. In this event, our sales of products for these genetic variations would diminish significantly or cease, and we would not be able to recoup our investment in developing these products. Accordingly, if we fail to successfully develop our products and technologies or if our technologies are not useful in the development of commercially successful products, we may not achieve a competitive position in the market. Market acceptance of our products will depend on widespread acceptance of such products by doctors and clinicians. The use of products to assess genetic variation, gene expression or identify infectious diseases is relatively new and remains uncertain. If clinicians and doctors fail to adopt our products, our ability to grow our revenues would be impaired which would have a material adverse effect on our business, financial condition and results of operations.

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

We currently outsource a portion of our manufacturing, and may pursue additional outsourcing opportunities in the future where economically advantageous. For example, we outsource the manufacture of select components for the microfluidics card format and components of certain assays intended for research applications. However, we may be unable to successfully outsource additional manufacturing in the near term, if at all. The selection and ultimate qualification of vendors to manufacture components for our products could be costly and increase our cost of revenues. In addition, we do not know if we will be able to negotiate long-term contracts with subcontractors to manufacture components for our products at acceptable prices or volumes. Further, even if we find suitable vendors, creation of such arrangements carries risks since we have to rely on the vendor to provide an uninterrupted source of high quality product. Because our customers have high quality and reliability standards and our components require sophisticated testing techniques, we may have difficulty in the future in obtaining sufficiently high quality or timely manufacture and testing of outsourced components. Whenever a subcontractor is not successful in adopting such techniques, we may experience increased costs, including warranty and product liability expense and costs associated with customer support, delays, cancellations or rescheduling of orders or shipments, damage to customer relationships, delayed qualification of new products with our customers, product returns or discounts and lost revenues, any of which could harm our business, financial condition and results of operations.

OUR LIMITED SALES AND MARKETING EXPERIENCE AND CAPACITY MAY ADVERSELY AFFECT OUR ABILITY TO GROW AND TO COMPETE SUCCESSFULLY IN COMMERCIALIZING OUR POTENTIAL PRODUCTS.

Our sales force consists of 17 individuals focused on direct sales and 17 individuals focused on service and support in the clinical market. We may need to increase the size of our sales force as we further commercialize our products, and we may not be able to recruit, hire and train a sufficient number of sales personnel as needed. We may also market our products through collaborations and distribution agreements with diagnostic, biopharmaceutical and life science companies. We cannot guarantee that we will be able to establish and maintain a successful sales force or establish collaboration or distribution arrangements to market our products. Our failure to implement an effective marketing and sales strategy could impair our ability to grow our revenues and execute our business plan which could have a material adverse effect on our business, financial condition and results of operations.

We have limited experience with sales of our clinical molecular diagnostics products outside of the U.S. We cannot guarantee that we will successfully develop sales, distribution, product and customer support capabilities internationally that will enable us to generate significant revenue from sales outside the U.S. In addition, sales made outside the U.S. are subject to foreign regulations typical to the sale and marketing of our products that may pose an additional risk for us. Our failure to increase our revenues from sales outside of the U.S. could have an adverse effect on our business, financial condition and results of operations.

OUR CUSTOMER BASE IS DOMINATED BY A SMALL NUMBER OF LARGE CLINICAL TESTING LABORATORIES AND MANY OF OUR CONTRACTS WITH KEY CUSTOMERS ARE SHORT-TERM CONTRACTS AND/OR SUBJECT TO EARLY TERMINATION.

Our customer base is dominated by a small number of large clinical testing laboratories (Quest Diagnostics, Inc., Mayo Medical Laboratories, Kaiser Permanente, Spectrum Laboratory Network and Berkeley Heart Laboratories) and research customers (University of Tokyo/RIKEN and Pioneer Hi-Bred International, Inc.). We regularly experience pricing and other competitive pressures in these accounts. Many of our contracts with key customers are short-term contracts and/or subject to early termination. Our customers are not obligated to renew contracts after they expire. If, for any reason, we are unable to maintain or renew our contracts, particularly our contracts with key customers, or if, for any reason, we are unable to maintain current pricing levels and/or volumes with our customers, our revenues and business may suffer materially.

WE MAY REQUIRE ADDITIONAL FINANCING FOR OUR FUTURE OPERATING PLANS. FINANCING MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We may need to raise additional capital in the future. We have expended significant resources and expect to continue to expend significant resources in our research and product development and commercialization activities and to improve production processes, litigate intellectual property disputes, and seek FDA clearances or approvals. In December 2006 we sold $20,000,000 (at maturity) of Convertible Senior Subordinated Zero-Coupon Promissory Notes which will mature on December 19, 2011. In December 2007 we entered into a facility agreement under which we may borrow up to an aggregate of $25,000,000 for a term of five years from the lenders.

The amount of additional capital we will need to raise will depend on many factors, including:

•	our progress with our research and development programs;

•	the need we may have to pursue FDA clearances or approvals of our products;

•	our level of success in selling our products and technologies;

•	our ability to establish and maintain successful collaborations;

•	the costs we incur in securing intellectual property rights, whether through patents, licenses or otherwise;

•	the costs we incur in enforcing and defending our patent claims and other intellectual property rights;

•	the timing of debt repayment obligations and additional capital expenditures;

•	the need to respond to competitive pressures; and

•	the possible acquisition of complementary products, businesses or technologies.

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

Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we have. Moreover, our competitors may offer broader product lines and have greater name recognition than we have, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently making or developing technologies, products or services that compete with or are being designed to compete with our technologies and products. Our competitors may develop or market technologies, products or services that are more effective or commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete. Competitors may make rapid technological developments which may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue or market acceptance. Competitors may also obtain regulatory advances or approvals of their diagnostic products more rapidly than we do.

In addition, many of our competitors may be more successful than we are at obtaining third-party reimbursement for their products.

We may not be able to compete effectively against competitors that hold such advantages which may have a material adverse effect on our business, financial condition and results of operations.

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

While we believe our technology does not infringe any third party rights, we have in the past been party to and are currently party to litigation involving patents and intellectual property rights. See Part I, Item 3 — Legal Proceedings. We may in the future become party to other litigation involving claims of infringement of intellectual property rights. We could also become involved in disputes regarding the ownership of intellectual property rights that relate to our technologies. These disputes could arise out of collaboration relationships, strategic partnerships or other relationships. Any such litigation could be expensive, take significant time, and could divert management’s attention from other business concerns. If we do not prevail in any pending or future legal proceeding, we may be required to pay significant monetary damages. In addition, we could also be required to cease using certain processes or prevented from selling certain configurations of our products which could require us to obtain licenses from the other party or modify some of our products and processes to design around the patents. Licenses could be costly or unavailable on commercially reasonable terms. Designing around patents or focusing efforts on different configurations could be time consuming, and we could be forced to remove some of our products from the market while we complete redesigns. Accordingly, if we are unable to settle pending or future intellectual property disputes through licensing or similar arrangements, or if any such pending or future disputes are determined adversely to us, our ability to market and sell our products could be impaired which could have a material adverse effect on our business, financial condition and results of operations.

In addition, in order to protect or enforce our patent rights or to protect our ability to operate our business, we may need to initiate patent litigation against third parties. These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. These lawsuits could result in the invalidation or limitation in the scope of our patents or forfeiture of the rights associated with our patents. We cannot assure you that we would prevail in any such proceedings or that a court will not find damages or award other remedies in favor of the opposing party in any of these suits. During the course of any future proceedings, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which could cause the market price of our stock to decline.

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

While we require employees, collaborators, consultants and other third parties to enter into confidentiality and/or non-disclosure agreements where appropriate, any of the following could still occur:

•	the agreements may be breached;

•	we may have inadequate remedies for a breach;

•	the employees, collaborators, consultants and other third parties may apply for patents on improvements to our technologies without assigning ownership rights to us;

•	proprietary information could be disclosed to our competitors; or

•	others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

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

If a competitor hired members of our senior management staff, scientific staff, or key employees, or if for any reason these employees do not continue to work for us, we may have difficulty hiring employees with equivalent skills.

In addition, our researchers, scientists and technicians have significant experience in research and development related to the analysis of genetic variations. If we were to lose these employees to our competitors or otherwise, we could spend a significant amount of time and resources to replace them, which could impair our research and development efforts. Further, in order to scale up our commercialization activity and to further our research and development efforts, we will need to hire, train and retain additional sales, marketing, research, scientific, and technical personnel. If we are unable to hire, train and retain the personnel we need, we may experience delays in the research, development and commercialization of our technologies and products which could have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO MAINTAIN REGULATORY APPROVALS AND CLEARANCES, OR ARE UNABLE TO OBTAIN, OR EXPERIENCE SIGNIFICANT DELAYS IN OBTAINING, FDA CLEARANCES OR APPROVALS FOR OUR FUTURE PRODUCTS OR PRODUCT ENHANCEMENTS, OUR ABILITY TO COMMERCIALLY DISTRIBUTE AND MARKET THESE PRODUCTS COULD SUFFER. THERE IS NO GUARANTEE THAT THE FDA WILL GRANT 510(K) CLEARANCE OR PMA APPROVAL OF OUR FUTURE PRODUCTS AND FAILURE TO OBTAIN NECESSARY CLEARANCES OR APPROVALS FOR OUR FUTURE PRODUCTS WOULD ADVERSELY AFFECT OUR ABILITY TO GROW OUR BUSINESS.

The majority of our current clinical diagnostic products are sold as ASRs. The FDA restricts the sale of these products to clinical laboratories certified under CLIA to perform high complexity testing and also restricts the types of products that can be sold as ASRs. We believe most of our products currently marketed pursuant to FDA regulations as ASRs, as well as many products we intend to market in the future as ASRs, are exempt from the 510(k) premarket notification and premarket approval requirements. However, as discussed immediately below, the regulatory status of some of these products may change.

In 2006, followed by additional clarification in 2007, the FDA issued guidance concerning acceptable examples of IVD reagents that meet the threshold of the ASR regulations. In this guidance, the FDA outlined examples of products and marketing practices that go beyond the scope of the ASR regulations making the reagent part of a test system potentially subject to premarket review. These examples include combining, or promoting for use, a single ASR with another product such as other ASRs, general purpose reagents, controls, laboratory equipment, software, etc., or promoting an ASR with specific analytical or performance claims, instructions for use in a particular test, or instructions for validation of a specific test using the ASR. As a result of this recent guidance, the FDA may require that we obtain, or we may choose to obtain, regulatory clearances or approvals for certain of our products or their applications, as was done for our Invader UGT1A1 Molecular Assay. While we believe our ASR products are in substantial compliance with this guidance, the FDA may disagree. In that event, we could experience significant revenue loss, additional expense and loss of our clinical customer base which would cause the market price of our stock to decline.

In general, our clinical diagnostic products other than those exempt under the ASR regulations, require either a premarket notification clearance, known as a 510(k), or a premarket approval, known as a PMA from the FDA.

With respect to products reviewed through the 510(k) process, we may not market a product until an order is issued by the FDA finding our product to be substantially equivalent to a legally marketed product known as a predicate device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial review. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the U.S. The FDA, however, may determine that the device is not substantially equivalent and require a PMA, or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. If, after reviewing the 510(k), the FDA determines there is no predicate device, we may request that the FDA use the process known as de novo classification and clear the device through that process, rather than a PMA. De novo classification is intended to be used for lower-risk products. By requesting additional information, the FDA can further delay market introduction of our products.

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. No device that we are marketing to date has required premarket approval. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Good Manufacturing Practice regulations, known as the Quality System Regulation, or QSR.

Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S. Failure to comply with FDA requirements could result in the FDA’s refusal to accept the data and/or the imposition of regulatory sanctions. As most in-vitro diagnostic devices are exempt from FDA’s IDE regulations, we do not believe that our future products will require an IDE clinical study.

To date, we have applied for FDA clearance with respect to two of our clinical diagnostic products. We obtained clearance for our Invader UGT1A1 Molecular Assay in August 2005. Currently, one of our key strategic initiatives is the commercialization of our Human Papillomavirus (HPV) offering. In August 2006, we began clinical trials for two HPV premarket approval submissions to the FDA. We expect to spend $17-18 million on these submissions over three years. If for any reason these trials are not successful or are substantially delayed or for any other reason we are unable to successfully commercialize our HPV offering, our business and prospects would likely be materially adversely impacted.

We plan to seek additional FDA approvals or clearances in the future, however, we cannot predict the likelihood of obtaining those approvals or clearances. There can be no assurance that regulatory approval or clearance of any clinical products for which we seek such approvals will be granted by the FDA on a timely basis, if at all. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

EVEN IF OUR PRODUCTS ARE APPROVED OR CLEARED BY REGULATORY AUTHORITIES, IF WE FAIL TO COMPLY WITH ONGOING FDA OR OTHER FOREIGN REGULATORY AUTHORITY REQUIREMENTS, OR IF WE EXPERIENCE UNANTICIPATED PROBLEMS WITH OUR PRODUCTS, THESE PRODUCTS COULD BE SUBJECT TO RESTRICTIONS OR WITHDRAWAL FROM THE MARKET.

As a medical device manufacturer, we are required to register our facility and list our products with the FDA. In addition, we are required to comply with the FDA’s Quality System Regulation (QSR), which requires our devices be manufactured and records be maintained in a prescribed manner with respect to design and development, manufacturing, testing and control activities. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses, otherwise known as “off-label” promotion. In addition, the medical device reporting regulation requires that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or that a product has malfunctioned in such a way that it would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Under FDA regulatory requirements, we may not make claims about the performance, intended clinical use or efficacy of ASR products, and we may provide only limited information to laboratories concerning these products.

There also are restrictions on the concurrent marketing of components that can be used to develop an assay and other restrictions as well.

Our manufacturing facility is subject to periodic and unannounced inspections by the FDA for compliance with QSR. Additionally, the FDA often will conduct a preapproval inspection for PMA devices. If the FDA believes we are not in compliance with applicable laws or regulations, the agency can institute a wide variety of enforcement actions, ranging from issuance of warning letters or untitled letters; fines and civil penalties; unanticipated expenditures to address or defend such actions; delaying or refusing to clear or approve our products; withdrawal or suspension of approval of products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; orders for physician notification or device repair, replacement or refund; interruption of production; operating restrictions; injunctions; and criminal prosecution.

Any customers using our products for clinical use in the U.S. are regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We cannot assure you that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on us by limiting the potential market for our products. The regulations promulgated under CLIA establish three levels of clinical tests and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories, including those laboratories that do not comply with those requirements, from using some or all of our products. In addition, CLIA regulations and future administrative interpretations of CLIA could harm our business by limiting the potential market for some or all of our products.

MODIFICATIONS TO OUR PRODUCTS MAY REQUIRE NEW REGULATORY CLEARANCES OR APPROVALS OR MAY REQUIRE US TO RECALL OR CEASE MARKETING OUR PRODUCTS UNTIL CLEARANCES OR APPROVALS ARE OBTAINED.

Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may, in some circumstances, require a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. The FDA on its own initiative may determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require extensive clinical data or the convening of an advisory panel. There is no guarantee that the FDA will grant PMA approval of our future products, if required, and failure to obtain necessary approvals for our future products would adversely affect our ability to grow our business. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

FEDERAL REGULATORY REFORMS MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS PROFITABLY.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the marketing approval, manufacture and marketing of a regulated product. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Without limiting the generality of the foregoing, Congress has recently enacted, and the President has signed into law, the Food and Drug Administration Amendments Act of 2007 (the “FDA Amendments”). The FDA Amendments require certain information about clinical trials for drugs, biologics, and medical devices, including a description of the trial, participation criteria, location of trial sites, and contact information, to be sent to the National Institutes of Health (“NIH”) for inclusion in a publicly-assessable database. We also are now required to submit to the NIH the results of certain clinical trials, other than Phase I studies, if any of our products are required to undergo clinical evaluation. Compliance with those regulations may require us to take additional steps in the development and manufacture of our products and labeling. These steps may require additional resources and could be costly.

In addition, as discussed above, in 2006 and 2007 the FDA issued guidance documents concerning regulation of ASRs that may have an adverse impact on our ability to sell certain of our ASR products.

OUR INTERNATIONAL SALES ARE SUBJECT TO CURRENCY, MARKET AND REGULATORY RISKS THAT ARE BEYOND OUR CONTROL.

In 2007 we derived approximately 11% of our product revenues from sales to international end-users and we expect that international sales will continue to account for a portion of our sales. Changes in the rate of exchange of foreign currencies into U.S. dollars have and will continue to impact our revenues and results of operations.

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

Our research, development and manufacturing activities involve the use, transportation, storage and disposal of hazardous materials and are subject to related environmental and health and safety statutes and regulations as regulated by various government agencies such as the Federal Aviation Administration, or FAA, and the U.S. Environmental Protection Agency, or EPA. As we expand our operations, our increased use of hazardous substances will lead to additional and more stringent requirements. This may cause us to incur substantial costs to maintain compliance with applicable statutes and regulations. In addition, we are obligated to file a report to the EPA regarding specified types of microorganisms we use in our operations. The EPA could, upon review of our use of these microorganisms, require us to discontinue their use. If this were to occur, we would have to substitute a different microorganism from the EPA’s approved list. We could experience delays or disruptions in production while we convert to the new microorganism. In addition, any failure to comply with laws and regulations and any costs associated with unexpected and unintended releases of hazardous substances by us into the environment, or at disposal sites used by us, could expose us to substantial liability in the form of fines, penalties, remediation costs or other damages and could require us to shut down our operations. Any of these events would seriously harm our business and operating results.

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

WE HAVE VARIOUS MECHANISMS IN PLACE THAT A STOCKHOLDER MAY NOT CONSIDER FAVORABLE AND WHICH MAY DISCOURAGE POTENTIAL ACQUISITIONS.

Certain provisions of our certificate of incorporation and bylaws, Section 203 of the Delaware General Corporation Law, and certain provisions in our executive compensation plans, long-term incentive plans and employment and similar agreements may discourage, delay or prevent potential acquisition transactions for our Company, including, in particular, unsolicited acquisition proposals. These provisions include:

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

OUR PRINCIPAL STOCKHOLDERS WILL HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

As of December 31, 2007, stockholders that owned 5% or more of our outstanding shares owned, in the aggregate, approximately 17% of our common stock on a fully diluted basis. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which you might otherwise approve.

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

Our facility consists of space for research and development, manufacturing, product support operations, marketing and corporate headquarters and administration. Our facility is located in Madison, Wisconsin. Our facility is leased and described by the following:

	Approx.
	Square
Type of Facility	Footage	Lease Expiration

Headquarters, research and development, manufacturing, selling, marketing, and administration	68,000	September 2014

We believe that our current facility will be adequate to meet our near-term space requirements. We also believe that suitable additional space will be available to us, if needed, on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that our HPV ASRs do not infringe any valid claims of Digene’s human papillomavirus related patents. In January 2006, we reached an agreement with Digene to dismiss the suit without prejudice. We also agreed that neither party would file a suit against the other relating to the human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against us in the United States Court for the Western District of Wisconsin. The complaint alleged patent infringement of unidentified claims of a single patent related to HPV type 52 by the Company’s HPV ASR product. We filed our response to Digene’s complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain antitrust laws. After conducting a hearing on June 22, 2007, the court released its claim construction order on July 23, 2007 adopting all of Third Wave’s proposed construction. On July 31, 2007, Digene filed a motion to reconsider the court’s claim construction. On September 26, 2007, the court issued an order denying Digene’s motion for reconsideration in its entirety and upheld the earlier claim construction ruling. In response, in a filing to the court, Digene stated that it “believes it will not be able to sustain its claim of infringement.” On October 19, 2007 Digene filed a motion for summary judgment on Third Wave’s antitrust counterclaims. On November 23, 2007 the court issued an order dismissing Digene’s patent infringement claims. On January 11, 2008, the court issued an order granting Digene’s motion for summary judgment on Third Wave’s antitrust counterclaims. Both the court’s Markman and summary judgment orders may be appealed to the Court of Appeals for the Federal Circuit.

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

Our common stock is quoted on the NASDAQ Stock Market under the symbol “TWTI”. The following table sets forth for each quarter in 2007 and 2006 the high and low sales prices per share, based on closing prices, for our common stock as reported on the NASDAQ Stock Market.

Fiscal Year Ended December 31, 2007	High	Low

First Quarter	$6.00	$4.64
Second Quarter	$6.13	$4.99
Third Quarter	$9.10	$5.71
Fourth Quarter	$9.85	$7.74

Fiscal Year Ended December 31, 2006	High	Low

First Quarter	$3.44	$2.76
Second Quarter	$3.33	$2.60
Third Quarter	$4.99	$2.26
Fourth Quarter	$5.33	$3.82

As of March 1, 2008, approximately 302 shareholders of record held our common stock.

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

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
TWTI	100.00	169.14	319.70	110.78	178.81	358.74
NASDAQ	100.00	150.01	162.89	165.13	180.85	198.60
Peer Group 1	100.00	200.52	232.18	257.58	292.97	425.11
Peer Group 2	100.00	258.87	264.54	248.43	270.64	363.42

The Former Peer Group consists of the following companies: Gen-Probe Incorporated, Celera Diagnostics, LLC, Ventana Medical Systems, Inc., Qiagen N.V., Bio-Rad Laboratories, Inc.

The Current Peer Group consists of the following companies: Gen-Probe Incorporated, Celera Diagnostics, LLC, Ventana Medical Systems, Inc., Qiagen N.V., Bio-Rad Laboratories, Inc., Nanogen, Inc., Luminex Corporation.

The Company changed its peer group to account for companies that have been acquired and add companies of a similar size.

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

	For Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for per share amounts)

STATEMENT OF OPERATIONS DATA:
Revenues	$31,121	$28,027	$23,906	$46,493	$36,320
Operating expenses:
Cost of goods sold	8,447	8,434	7,104	12,492	12,840
Research and development	22,826	12,436	8,389	11,637	12,035
Selling and marketing	11,486	11,082	12,772	10,803	8,859
General and administrative	14,320	14,782	11,788	12,913	9,642
Litigation	5,277	1,610	6,887	349	721
Restructuring and other charges	—	(180)	—	(98)	—
Impairment of equipment	—	—	203	795	—

Total operating expenses	62,356	48,164	47,143	48,891	44,097

Loss from operations	(31,235)	(20,137)	(23,237)	(2,398)	(7,777)
Other income (expense), net	13,786	1,036	891	513	(339)

Loss before income taxes and minority interest	(17,449)	(19,101)	(22,346)	(1,885)	(8,116)
Minority interest	(600)	(214)	—	—	—
Provision for income taxes	—	—	—	57	—

Net loss	$(16,849)	$(18,887)	$(22,346)	$(1,942)	$(8,116)

Basic and diluted net loss per share	$(0.39)	$(0.45)	$(0.54)	$(0.05)	$(0.20)

Shares used in computing basic and diluted net loss per share	42,758	41,512	41,125	40,463	39,749

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

BALANCE SHEET DATA:
Cash, cash equivalents, and short term investments	$35,739	$44,199	$38,717	$66,690	$57,816
Working capital	37,663	39,931	32,997	52,901	42,655
Total assets	69,001	63,131	57,246	86,969	79,694
Long-term obligations, net of current portion	15,864	15,282	831	487	13
Accumulated deficit	(194,587)	(177,738)	(158,120)	(135,774)	(133,832)
Total shareholders’ equity	29,578	30,673	40,074	62,735	59,288

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

More than 215 clinical laboratory customers are using Third Wave’s molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers. The Company has consistently grown its core clinical diagnostic revenues for the last ten consecutive quarters and in 2007, the clinical revenues grew 25% over prior year.

Currently, one of our key strategic initiatives is the commercialization of our Human Papillomavirus (HPV) offering. In August 2006, we began clinical trials for two HPV premarket approval submissions to the FDA. We expect to spend $17-18 million on these submissions over three years. If for any reason these trials are not successful or are substantially delayed or for any other reason we are unable to successfully commercialize our HPV offering, our business and prospects would likely be materially adversely impacted. Additionally, we anticipate significant competition in the HPV market as additional large competitors have announced plans to enter the market in the near future. This competition may have a significant impact on the success of our commercialization of our HPV offering.

We market a growing number of products, including analyte specific reagents (ASRs). These ASRs allow certified clinical reference laboratories to create assays to perform hepatitis C virus genotyping, inherited disorders testing (e.g., Factor V Leiden), and a host of other mutations associated with genetic predispositions and other diseases (e.g. Cystic Fibrosis). We have developed or plan to develop a menu of molecular diagnostic products for clinical applications that include women’s health applications, hospital acquired infections, genetics and pharmacogenetics, and oncology. We also have a number of other Invader products including those for research, agricultural and other applications.

The FDA has issued a guidance document regarding the sale of ASRs. This guidance document may negatively impact our ability to continue to successfully market and sell our ASR products.

In August 2005, we received clearance from the FDA for our Invader UGT1A1 Molecular Assay. The Invader UGT1A1 Molecular Assay is cleared for use to identify patients who may be at increased risk of adverse reaction to the chemotherapy drug Camptosar® (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene that have been associated with that risk. Camptosar, marketed in the U.S. by Pfizer, Inc., is used to treat colorectal cancer and was relabeled in 2005 to include dosing recommendations based on a patient’s genetic profile. In December 2006, we submitted a cystic fibrosis product to the FDA.

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

REVENUE RECOGNITION

Revenue from product sales is recognized upon delivery which is generally when the title passes to the customer, provided that the Company has completed all performance obligations and the customer has accepted the products. Customers have no contractual rights of return or refunds associated with product sales. Consideration received in multiple element arrangements is allocated to the separate units based upon their relative fair values. The multiple element arrangements involve contracts with customers in which the Company is selling reagent products and leasing equipment to the customer for use during the term of the contract. Based upon the guidance in paragraph 9 of Emerging Issues Task Force (EITF) No. 00-21 “Revenue Arrangements with Multiple Deliverables,” both the reagents and equipment have value to the customer on a standalone basis, there is objective and reliable evidence of fair value for both the reagents and equipment and there are no rights of return. The Company has sold both the reagents and equipment separately, and therefore is able to determine a fair value for each. The respective fair values are used to allocate the proceeds received to each of the elements for purposes of recognizing revenue.

Grant revenues consist primarily of research grants from agencies of the federal government, the revenue from which is recognized as research is performed. Payments received which are related to future performance are deferred and recorded as revenue when earned.

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

LONG-LIVED ASSETS — IMPAIRMENT

Equipment, leasehold improvements and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, if the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. For assets removed from service and held for sale, we estimate the fair market value of such assets and record an adjustment if fair value less costs to sell is lower than carrying value. There was no impairment in 2007 and 2006. An impairment loss of $203,000 was recorded in 2005 related to the write-down of certain equipment to its fair value.

Goodwill is not amortized, but is subject to an annual impairment test under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We completed annual impairment tests in the quarters ended September 30, 2007, 2006, and 2005 and concluded that no goodwill impairment existed.

INVENTORIES — SLOW MOVING AND OBSOLESCENCE

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives change. We currently consider all inventory that we expect will have no activity within one year or within the period defined by the expiration date of the product, as well as any additional specifically identified inventory (including inventory that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies) to be excess inventory. At December 31, 2007 and 2006, our inventory reserves were $616,000, or 11% of our $5.6 million total gross inventories, and $655,000 or 16% of our $4.2 million total gross inventories, respectively.

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

In October 2006, our audit committee concluded a voluntary investigation of the Company’s historical stock option granting practices and related accounting. This investigation, which was conducted with the assistance of outside legal counsel, covered the timing, pricing and authorization of all our stock option grants made since our initial public offering in February 2001. Based on this review, it was determined that incorrect measurement dates were used with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004. The audit committee concluded that deficiencies in the grant process were the result of administrative errors and misunderstanding of applicable accounting rules, and were not attributable to fraud or intentional misconduct.

We recorded an additional stock-based compensation charge totaling $176,000 in the quarter ended September 30, 2006, representing the effect of the immaterial adjustment resulting from the charges discussed above that relate to 2006. Additionally, we recorded a reclassification between accumulated deficit and additional paid in capital, within the equity section of the consolidated balance sheet as of December 31, 2006, of approximately $731,000. This reclassification represents the effect of the immaterial adjustment resulting from the charges discussed above that related to fiscal year 2005 and prior years. There were no significant income tax effects relating to this adjustment for the Company.

RESULTS OF OPERATIONS

Years Ended December 31, 2007 and 2006

Revenues.  Revenues for the year ended December 31, 2007 of $31.1 million represented an increase of $3.1 million as compared to revenues of $28.0 million for the year ended December 31, 2006. Following is a discussion of changes in revenues:

Clinical molecular diagnostic product revenues increased to $26.3 million in 2007 from $20.9 million in 2006. The increase in revenue is due to an increase in the number of customers buying our products and growth in purchases from current customers. We expect our clinical molecular diagnostic revenues to continue to increase in 2008.

Research product revenues decreased significantly to $4.6 million in the year ended December 31, 2007 from $6.8 million in the year ended December 31, 2006. The decrease in research product sales during 2007 resulted from a significant decrease in genomic research product sales to a Japanese research institute for use by several end users compared to the prior year.

License and royalty revenue was $0.3 million in 2007 compared to $0.2 million in 2006.

Significant Customers.  We generated $8.9 million, or 29% of revenues, from sales to a small number of large clinical testing laboratories (Quest Diagnostics, Inc., Mayo Medical Laboratories, Kaiser Permanente, Spectrum Laboratory Network, and Berkeley Heart Laboratories) during the year ended December 31, 2007, compared to $8.5 million, or 30% of revenues, in 2006.

Cost of Goods Sold.  Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and other intangible assets. Cost of goods sold remained consistent despite increased revenue at $8.4 million for the years ended December 31, 2007 and December 31, 2006 due to operating improvements in manufacturing.

Research and Development Expenses.  Our research activities are focused on moving our technology into broader markets. Our development activities are focused on new products to expand our molecular diagnostics menu. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing, (including clinical trials to validate the performance of our products) and enhancement of our products, and acquisition of technologies used in our products. Research and development costs are expensed as they are incurred. Research and development expenses were $22.8 million for the year ended December 31, 2007, an increase of $10.4 million, compared to $12.4 million for the year ended December 31, 2006. The increase in research and development expenses was primarily due to an increase in personnel related expenses, and an increase in product development expense (including clinical trial costs incurred by us in pursuit of FDA premarket approval for our HPV offerings) of $8.5 million. We will continue to invest in research and development, and expenditures in this area will increase as we expand our product development efforts.

Selling and Marketing Expenses.  Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the year ended December 31, 2007 were $11.5 million, an increase of $0.4 million, as compared to $11.1 million for the year ended December 31, 2006. The increase is mainly attributable to increase in consulting and personnel related expenses.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses decreased to $14.3 million for the year ended December 31, 2007, from $14.8 million for the year ended December 31, 2006. The decrease in general and administrative expenses was primarily due to a decrease in personnel related expenses, sales tax charges and consulting fees totaling $1.6 million, offset by an increase in stock-based compensation of $1.1 million.

Litigation Expense.  Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense increased to $5.3 million in the year ended December 31, 2007 from $1.6 million in 2006. The increase was due primarily to costs associated with the successful patent infringement lawsuit against Stratagene Corporation and the increased litigation activity in the patent infringement lawsuit with Digene Corporation.

Restructuring.  In the year ended December 31, 2006 a restructuring adjustment credit of $0.2 million was recorded to account for changes in the building lease payments.

Interest Income.  Interest income for the year ended December 31, 2007 was $2.0 million, compared to $1.5 million for the year ended December 31, 2006.

Interest Expense.  Interest expense for the years ended December 31, 2007 was $1.3 million compared to $0.2 million in 2006. The increase in interest expense was due to the interest accretion on the convertible note payable we issued in December 2006.

Other Income (Expense).  Other income was $13.1 million during 2007, compared to an expense of $0.2 million in 2006. Other income for the year ended December 31, 2007 included $10.75 million from the settlement of patent litigation with Stratagene Corporation and the reversal of certain accruals no longer deemed probable of payment.

Minority Interest.  Minority interest represents Third Wave Japan’s minority investors’ percentage share of the equity and earnings of the subsidiary. Minority interest for the year ended December 31, 2007 was $0.6 million compared to $0.2 million for the year ended December 31, 2006.

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

Significant Customers.  In 2006, we generated $8.5 million, or 30% of our revenue, from sales to a small number of large clinical testing laboratories (Quest Diagnostics, Inc., Mayo Medical Laboratories, Kaiser Permanente, Spectrum Laboratory Network, and Berkeley Heart Laboratories), compared to $6.4 million, or 27% of our revenue, in 2005.

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

Minority Interest.  Minority interest for the year ended December 31, 2006 was $0.2 million. Minority interest represents Third Wave Japan’s minority investors’ percentage share of the equity and earnings of the subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, sale of products, a convertible note and our initial public offering.

In April 2006 we raised $5.1 million from the sale of a minority equity investment in our Japan subsidiary. In May 2007 we raised an additional $5.3 million from the sale of additional minority equity investments in our Japan subsidiary. The proceeds from the equity investment are required to be used in the operations of our Japan subsidiary.

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

On May 31, 2007, TWT Japan entered into a Series A Preferred Stock Purchase Agreement with Mitsubishi, CSK, BML, Inc., Daiichi Pure Chemicals Co., Ltd., Toppan Printing Co., Ltd. and Shimadzu Corporation. Under this purchase agreement, these investors purchased (¥)640.1 million (approximately $5.3 million) of TWT Japan Series A convertible preferred stock, representing, approximately 12.9% of TWT Japan’s outstanding shares and approximately 12.4% of its outstanding equity on a fully-diluted basis. As a result of the transaction and the prior investments made by Mitsubishi and CSK in April 2006, outside investors own approximately 27.5% of TWT Japan prior to the exercise of outstanding warrants or 31% after exercise of the warrants. The proceeds from these equity investments are required to be used in the operations of TWT Japan.

In December 2007, we entered into a five-year $25 million line of credit with Deerfield Capital Management (“Deerfield”), a health care investment fund. We may borrow up to $25 million under the credit facility at an annual fixed interest rate of 7.75%. The credit facility matures in December 2012 at which time all outstanding loans are required to be paid. Interest on outstanding loans is payable quarterly. An annual 2% non-usage fee is assessed on any undrawn portion of the credit facility. The non-usage fee is payable quarterly. As of December 31, 2007, we had not drawn any funds under the credit facility. In consideration for providing the credit facility, we issued the lenders five-year stock warrants to purchase 1,815,000 shares of Third Wave common stock at a price of $8.36 per share. Pursuant to a registration rights agreement entered into in connection with the closing under the line of credit, in January 2008 we filed a registration statement with the Securities and Exchange Commission for resale of the shares of common stock issuable upon exercise of the warrants.

As of December 31, 2007 and 2006, we had cash, cash equivalents and short-term investments of $35.7 million and $44.2 million, respectively.

Net cash used in operations for the year ended December 31, 2007 was $14.1 million, $14.2 million in 2006 and $17.8 million in 2005.

Net cash used in investing activities for the year ended December 31, 2007 was $2.5 million, compared to net cash provided of $8.0 million in 2006, and net cash used of $1.2 million in 2005. Capital expenditures were $2.6 million in the year ended December 31, 2007, compared to $1.1 million in 2006 and $0.4 million in 2005. The increase in capital expenditures in 2007 was due to building improvements to the corporate headquarters. Proceeds from the sale of equipment in 2007 was less than $0.1 million and $0.2 million in 2005. In the year ended December 31, 2007, the net cash provided from the purchases and maturities of short-term investments was $1.4 million, compared to $9.3 million in 2006 and $35,000 in 2005. In 2006 and 2005, we purchased certificates of deposit to collateralize our term loan and letter of credit with a bank. Additionally, in 2005, $0.8 million was transferred to a bank account to collateralize our note with a bank. In the year ended December 31, 2007, $1.3 million was used to purchase licensed technology, compared to $0.9 million in 2006 and $0.2 million in 2005.

Net cash provided by financing activities was $9.1 million in the year ended December 31, 2007, compared to $21.1 million in the year ended December 31, 2006 and net cash used of $9.0 million in 2005. Cash provided by financing activities in the year ended December 31, 2007, consisting of proceeds from the issuance of common stock through stock option exercises and our employee stock purchase plan of $5.7 million, compared to $1.6 million in 2006 and $0.9 million in 2005. Financing activities in the year ended December 31, 2007 and 2006 also included proceeds from a minority equity investment in our Japan subsidiary of $5.3 million and $5.1 million, respectively. Cash used for the repayment of debt in December 31, 2007, 2006 and 2005 was $0.6 million, $0.4 million, and $9.7 million in 2007, 2006, and 2005, respectively. In 2007, 2006 and 2005, $0.1 million was used for capital lease obligation payments. In 2006, financing activities included proceeds from the issuance of long-term debt in the form of zero-coupon convertible promissory notes of $14.9 million, compared to proceeds from debt issued of $0.8 million in 2005. In 2005, $0.9 million was used to repurchase 218,000 shares of common stock. Additionally, in relation to the issuance of the $25.0 million credit facility, $1.1 million of debt issue costs were paid during 2007.

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

As of December 31, 2007 and 2006, a valuation allowance equal to 100% of our net deferred tax assets was recognized since future realization was not assured. At December 31, 2007, we had federal and state net operating loss carryforwards of approximately $160 million. The net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized. Utilization of the net operating losses to offset future taxable income may be subject to an annual limitation due to the change of ownership provisions of federal tax laws and similar state provisions as a result of our initial public offering in February 2001.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than	Years	Years	Over
	Total	1 Year	2-3	4-5	5 Years

CONTRACTUAL OBLIGATIONS
Non-cancelable operating lease obligation	$6,975	$1,021	$2,162	$2,079	$1,713
Capital lease obligations	106	57	49	—	—
License arrangements	2,185	835	1,350	—	—
Long-term debt	20,000	—	—	20,000	—

Total obligations	$29,266	$1,913	$3,561	$22,079	$1,713

In December 2007, we entered into a five-year $25 million line of credit with Deerfield Capital Management (“Deerfield”), a health care investment fund. We may borrow up to $25 million under the credit facility at an annual fixed interest rate of 7.75%. The credit facility matures in December 2012 at which time all outstanding loans are required to be repaid. Interest on outstanding loans is payable quarterly. An annual 2% non-usage fee is assessed on any undrawn portion of the credit facility. The non-usage fee is payable quarterly. As of December 31, 2007, we had not drawn any funds under the credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2007.

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

Our earnings are affected by fluctuations in the value of the U.S. Dollar against foreign currencies as a result of the sales of our products in foreign markets. From time to time we may purchase forward foreign exchange contracts to hedge against the effects of such fluctuations. At December 31, 2007, we did not hold any forward foreign exchange contracts. Our policy prohibits the trading of financial instruments for profit. A discussion of our accounting policies for derivative financial instruments is included in the notes to the financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Third Wave Technologies, Inc.

We have audited Third Wave Technologies, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Third Wave Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on Third Wave Technologies, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Third Wave Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Third Wave Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended, and our report dated March 7, 2008 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Madison, Wisconsin
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Third Wave Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Third Wave Technologies, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Third Wave Technologies, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Third Wave Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of Third Wave Technologies, Inc.’s internal control over financial reporting.

GRANT THORNTON LLP

Madison, Wisconsin
March 7, 2008

Third Wave Technologies, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$35,353,786	$42,428,841
Short-term investments	385,000	1,770,000
Accounts receivables, net of allowance for doubtful accounts of $250,000 and $200,000 at December 31, 2007 and 2006, respectively	6,350,664	4,756,497
Inventories	5,009,062	3,513,909
Prepaid expenses and other	517,386	463,139

Total current assets	47,615,898	52,932,386
Equipment and leasehold improvements:
Machinery and equipment	16,901,703	16,623,560
Leasehold improvements	3,249,877	2,362,676

	20,151,580	18,986,236
Less accumulated depreciation and amortization	15,238,014	14,763,932

	4,913,566	4,222,304

Other intangible assets, net of accumulated amortization	898,276	2,135,884
Goodwill	489,873	489,873
Capitalized license fees, net of accumulated amortization	2,875,015	2,624,580
Other assets	12,208,620	725,636

Total assets	$69,001,248	$63,130,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,895,744	$7,095,860
Accrued payroll and related liabilities	2,691,747	3,856,999
Other accrued liabilities	1,316,248	1,446,500
Deferred revenue	—	109,052
Capital lease obligations due within one year	48,706	124,220
Long-term debt due within one year	—	368,269

Total current liabilities	9,952,445	13,000,900
Long-term debt	15,819,353	15,182,478
Deferred revenue — long-term	—	36,330
Capital lease obligations — long-term	44,793	99,446
Other liabilities	13,379,873	3,672,959
Minority interest in subsidiary	226,289	465,134
Shareholders’ equity:
Participating preferred stock, Series A, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 43,942,857 share issued, 43,724,857 shares outstanding at December 31, 2007 and 42,135,713 shares issued and 41,917,713 shares outstanding at December 31, 2006	43,943	42,136
Additional paid-in capital	224,718,344	209,355,204
Unearned stock compensation	—	(6,354)
Treasury stock — at cost	(877,159)	(877,159)
Foreign currency translation adjustment	280,485	(102,186)
Accumulated deficit	(194,587,118)	(177,738,225)

Total shareholders’ equity	29,578,495	30,673,416

Total liabilities and shareholders’ equity	$69,001,248	$63,130,663

See accompanying notes to the consolidated financial statements

Third Wave Technologies, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005

Revenues:
Clinical product sales	$26,250,487	$20,926,092	$15,665,519
Research product sales	4,606,741	6,763,332	7,505,286
License and royalty revenue	263,553	154,569	362,372
Grant revenue	—	182,876	372,483

Total revenues	31,120,781	28,026,869	23,905,660

Operating expenses:
Cost of goods sold (including amortization of intangible assets of $1,237,608, $1,513,147 and $1,504,752 in 2007, 2006 and 2005, respectively)	8,447,059	8,433,556	7,103,834
Research and development	22,825,408	12,435,672	8,389,316
Selling and marketing	11,486,164	11,082,427	12,772,439
General and administrative	14,319,775	14,782,067	11,787,976
Litigation	5,277,108	1,610,495	6,886,928
Impairment of equipment	—	—	202,707
Restructuring and other charges	—	(180,000)	—

Total operating expenses	62,355,514	48,164,217	47,143,200

Loss from operations	(31,234,733)	(20,137,348)	(23,237,540)
Other income (expense):
Interest income	2,008,439	1,500,196	1,714,346
Interest expense	(1,323,269)	(239,516)	(457,004)
Other	13,100,974	(224,568)	(365,516)

Total other income (expense)	13,786,144	1,036,112	891,826
Loss before minority interest	$(17,448,589)	$(19,101,236)	$(22,345,714)
Minority interest in subsidiary	(599,696)	(213,763)	—

Net loss	$(16,848,893)	$(18,887,473)	$(22,345,714)

Net loss per share — basic and diluted	$(0.39)	$(0.45)	$(0.54)
Weighted average shares outstanding — basic and diluted	42,758,000	41,512,000	41,125,000

See accompanying notes to the consolidated financial statements

Third Wave Technologies, Inc.

Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)

	Common Stock
		Additional			Foreign
		Paid in	Unearned Stock		Currency	Accumulated
	Par	Capital	Compensation	Treasury Stock	Translation	Deficit	Total

Balance at December 31, 2004	41,103	198,990,162	(554,293)	—	31,949	(135,774,024)	62,734,897
Common stock issued for stock options and stock purchase plan — 358,613 shares	358	915,403	—	—	—	—	915,761
Unearned stock compensation	—	(808,378)	808,378	—	—	—	—
Amortization of unearned stock compensation	—	—	(368,977)	—	—	—	(368,977)
Common stock repurchased for treasury — 218,000 shares	—	—	—	(877,159)	—	—	(877,159)
Net loss	—	—	—	—	—	(22,345,714)	(22,345,714)
Foreign currency translation adjustment	—	—	—	—	15,493	—	15,493

Comprehensive loss	—	—	—	—	—	—	(22,330,221)

Balance at December 31, 2005	41,461	199,097,187	(114,892)	(877,159)	47,442	(158,119,738)	40,074,301
Common stock issued for stock options and stock purchase plan — 674,335 shares	675	1,630,263	—	—	—	—	1,630,938
Equity investment in subsidiary	—	4,389,918	—	—	—	—	4,389,918
Stock-based compensation	—	3,378,373	—	—	—	—	3,378,373
Unearned stock compensation	—	128,449	(128,449)	—	—	—	—
Amortization of unearned stock compensation	—	—	236,987	—	—	—	236,987
Adjustment of prior year stock-based compensation expense (see Note 2)	—	731,014	—	—	—	(731,014)	—
Net loss	—	—	—	—	—	(18,887,473)	(18,887,473)
Foreign currency translation adjustment	—	—	—	—	(149,628)	—	(149,628)

Comprehensive loss	—	—	—	—	—	—	(19,037,101)

Balance at December 31, 2006	$42,136	$209,355,204	$(6,354)	$(877,159)	$(102,186)	$(177,738,225)	$30,673,416
Common stock issued for stock options and stock purchase plan — 1,816,818 shares	1,817	5,742,670	—	—	—	—	5,744,487
Equity investment in subsidiary	—	5,049,408	—	—	—	—	5,049,408
Stock-based compensation	—	4,589,607	—	—	—	—	4,589,607
Unearned stock compensation	—	34,937	(34,937)	—	—	—	—
Amortization of unearned stock compensation	—	—	41,291	—	—	—	41,291
Common stock repurchased — 9,673 shares	(10)	(53,482)	—	—	—	—	(53,492)
Net loss	—	—	—	—	—	(16,848,893)	(16,848,893)
Foreign currency translation adjustment	—	—	—	—	382,671	—	382,671

Comprehensive loss	—	—	—	—	—	—	(16,466,222)

Balance at December 31, 2007	$43,943	$224,718,344	$—	$(877,159)	$280,485	$(194,587,118)	$29,578,495

See accompanying notes to the consolidated financial statements

Third Wave Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net loss	$(16,848,893)	$(18,887,473)	$(22,345,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in net loss of subsidiary	(599,696)	(213,763)	—
Depreciation and amortization	1,740,157	1,657,678	1,705,252
Amortization of other intangible assets	1,237,608	1,513,147	1,504,752
Amortization of capitalized license fees	1,100,265	1,244,804	398,132
Noncash stock compensation	4,630,898	3,615,359	(368,977)
Interest accretion related to convertible note payable	908,119	29,356	—
Impairment charge and loss on disposal of equipment	165,019	28,562	208,681
Changes in operating assets and liabilities:
Accounts receivable	(1,658,863)	(1,182,665)	1,937,853
Inventories	(1,492,578)	(1,269,026)	(1,011,791)
Prepaid expenses and other assets	(919,414)	(823,645)	131,298
Accounts payable	(1,022,436)	13,560	(10,029)
Accrued expenses and other liabilities	(1,222,021)	192,687	195,852
Deferred revenue	(145,382)	(121,627)	(117,085)

Net cash used in operating activities	(14,127,217)	(14,203,046)	(17,771,776)
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(2,586,962)	(1,136,122)	(404,934)
Proceeds on sale of equipment	3,207	—	197,683
Purchases of licensed technology	(1,330,617)	(890,323)	(200,000)
Purchases of short-term investments	(960,000)	(1,770,000)	(11,835,000)
Sales and maturities of short-term investments	2,345,000	11,035,000	11,870,000
Change in restricted cash balance	—	805,184	(805,184)

Net cash provided by (used in) investing activities	(2,529,372)	8,043,739	(1,177,435)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	14,881,878	800,000
Payments on long-term debt	(639,513)	(378,602)	(9,731,081)
Payments of debt issue costs	(1,125,000)	—	—
Payments on capital lease obligations	(130,167)	(141,610)	(96,587)
Proceeds from issuance of common stock, net	5,744,487	1,630,938	915,761
Proceeds from minority equity investment in subsidiary	5,259,058	5,093,973	—
Repurchase of common stock	(53,492)	—	(877,159)

Net cash provided by (used in) financing activities	9,055,373	21,086,577	(8,989,066)

Effect of exchange rate changes on cash	526,161	(180,133)	—

Net increase (decrease) in cash and cash equivalents	(7,075,055)	14,747,137	(27,938,277)

Cash and cash equivalents at beginning of period	42,428,841	27,681,704	55,619,981

Cash and cash equivalents at end of period	$35,353,786	$42,428,841	$27,681,704

Supplemental disclosure of cash flows information — Cash paid for interest	$127,968	$202,599	$468,520

Supplemental disclosure of cash flows information — Income taxes paid	$—	$—	$52,754

See accompanying notes to the consolidated financial statements

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements
December 31, 2007

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

The Company currently markets products domestically and internationally to clinical and research markets using an internal sales force as well as collaborative relationships with pharmaceutical companies and research institutions. Revenues to a major Japanese research institute for use by several end users during 2007, 2006 and 2005 were 3%, 10% and 16% of total revenues, respectively. Revenues to a small number (5) of large clinical testing laboratories during 2007, 2006, and 2005 were 29%, 30%, and 27% of total revenues, respectively. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. For accounts greater than 60 days past due, an allowance for doubtful accounts is recorded based on a customer’s ability and likelihood to pay based on management’s review of the facts. For all other accounts, the Company recognizes an allowance based on the length of time the receivable is past due and the anticipated future write offs based on historical experience.

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

Short-term investments consist of certificates of deposit with original maturities less than one year. The cost of these securities, which are considered “available-for-sale” for financial reporting purposes, approximates fair value at December 31, 2007 and 2006.

In April 2006 and May 2007, Third Wave Japan, KK (TWT Japan) a majority owned subsidiary of the Company, entered into a Series A Preferred Stock purchase agreement (See Note 5). The proceeds from the sale of the stock are required to be used in the operations of TWT Japan.

Significant noncash investing and financing activities are as follows:

•	During the years ended December 31, 2006 and 2005, the Company entered into capital lease obligations of $58,659 and $184,452, respectively.

•	During the year ended December 31, 2005 the Company entered into a license agreement in which the Company will pay $2,000,000 over time through 2010. The estimated present value of the license obtained was $1,772,172.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	During the year ended December 31, 2006, the Company entered into a license agreement under which the Company will pay 1,000,000 Euros over two years. The estimated present value of the license was $1,122,338.

•	During the year ended December 31, 2007, the Company entered into a license agreement under which the Company will pay $1,250,000 over three years. The estimated present value of the license was $1,150,700.

•	During the year ended December 31, 2007, the Company issued 79,441 shares of common stock as partial payment of amounts earned by employees under the 2006 incentive plan.

•	During the year ended December 31, 2007, the Company issued 1,815,000 million stock warrants as consideration for a five-year $25 million credit facility. The fair value of the stock warrants on the date of issuance was $9,238,350 which is recorded in Other Assets on the consolidated balance sheet as a debt issuance cost and is being amortized over the term of the credit facility.

INVENTORIES

Inventories are carried at the lower of cost or market using the first-in, first-out method for determining cost and consist of the following:

	December 31
	2007	2006

Raw materials	$2,328,313	$2,283,852
Finished goods and work in process	3,296,749	1,885,057
Reserve for excess and obsolete inventory	(616,000)	(655,000)

Total inventories	$5,009,062	$3,513,909

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of purchased equipment is computed by the straight-line method over the estimated useful lives of the assets which are three to ten years. Amortization of leasehold improvements and leased equipment is computed by the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

PATENTS

Patent-related development costs are expensed in the period incurred and are included in general and administrative expenses in the statements of operations. These costs were $1,004,763, $1,207,425, and $1,000,990 in 2007, 2006 and 2005, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. In 2006, the Company evaluated the other intangible assets with indefinite lives and determined

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

that a useful life of ten years should be assigned to these intangible assets. The Company has reclassified these assets to other intangible assets at December 31, 2007 and 2006.

The Company completed its annual impairment tests in the third quarter of 2007, 2006 and 2005. For goodwill, this analysis is based on the comparison of the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. The fair value of the reporting units was determined using a combination of discounted cash flows method and other common valuation methodologies. The Company concluded that no impairment existed at the time of the annual impairment test in 2007, 2006 and 2005.

Amortizable intangible assets consist of the following:

	December 31, 2007		December 31, 2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Costs of settling patent litigation	$10,533,248	$10,533,248	$10,533,248	$9,396,380
Technology license	915,828	99,214	915,828	7,632
Trademark	91,583	9,921	91,583	763

	$11,540,659	$10,642,383	$11,540,659	$9,404,775

The estimated future amortization expense related to intangible assets for the years subsequent to December 31, 2007 is as follows:

2008	$100,740
2009	100,740
2010	100,740
2011	100,740
2012	100,740
Thereafter	394,576

IMPAIRMENT OF LONG-LIVED ASSETS

Equipment and leasehold improvements are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses involve significant judgment. There was no impairment in 2007 and 2006. The Company recorded an impairment loss of $203,000 in 2005, related to a write-down of certain equipment to its fair value.

CAPITALIZED LICENSE FEES

Capitalized license fees at December 31, 2007 and 2006 were $2,875,015 and $2,624,580, respectively, (which is net of accumulated amortization of $4,815,235 and $3,714,968, respectively) for licenses paid to third parties for the use of patented technology. The assets are being amortized to expense over the shorter of the term of the license or the estimated useful lives of the assets (two to ten years).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company sells its products in a number of countries throughout the world. During 2007, 2006, and 2005, the Company sold certain products with the resulting accounts receivable denominated in Japanese Yen. The Company may from time to time purchase foreign currency forward contracts to manage the risk associated with collections of receivables denominated in foreign currencies in the normal course of business. These derivative instruments have maturities of less than one year and are intended to offset the effect of currency gains and losses on

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

the underlying Yen receivables. There were no contracts outstanding at December 31, 2007, 2006 and 2005. Aggregate losses (gains) from foreign currency transactions are included in other income (expense) and were approximately $127,000, $183,000, and $451,000 in 2007, 2006 and 2005, respectively.

REVENUE RECOGNITION

Revenue from product sales is recognized upon delivery which is generally when the title passes to the customer, provided that the Company has completed all performance obligations and the customer has accepted the products. Customers have no contractual rights of return or refunds associated with product sales. Consideration received in multiple element arrangements is allocated to the separate units based upon their relative fair values. The multiple element arrangements involve contracts with customers in which the Company is selling reagent products and leasing equipment to the customer for use during the term of the contract. Based upon the guidance in paragraph 9 of Emerging Issues Task Force (EITF) No. 00-21 Revenue Arrangements with Multiple Deliverables, both the reagents and equipment have value to the customer on a standalone basis, there is objective and reliable evidence of fair value for both the reagents and equipment and there are no rights of return. The Company has sold both the reagents and equipment separately, and therefore is able to determine a fair value for each. The respective fair values are used to allocate the proceeds received to each of the elements for purposes of recognizing revenue.

Grant revenues consist primarily of research grants from agencies of the federal government, the revenue from which is recognized as research is performed. Payments received which are related to future performance are deferred and recorded as revenue when earned.

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

INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the current tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities. In 2006 and 2007, no current or deferred income taxes have been provided because of the net operating losses incurred by the Company (see Note 6).

STOCK-BASED COMPENSATION

The Company has stock-based employee compensation plans and an employee stock purchase plan (Purchase Plan) (see Note 5). Prior to January 1, 2006, the Company used the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options granted to employees under our Plans. Generally, no compensation cost was required

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

to be recognized for options granted to employees because the options had an exercise price equal to the market value per share of the underlying common stock on the date of grant. Prior to 2006, the Purchase Plan was considered noncompensatory under APB Opinion No. 25 and, therefore, no expense was recorded for the 15% discount.

Prior to January 1, 2006, options granted to non-employee consultants were accounted for in accordance with SFAS No. 123 Accounting for Stock-Based Compensation and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and therefore were measured based upon their fair value as calculated using the Black-Scholes option pricing model. The fair value of options granted to non-employees was periodically remeasured as the underlying options vested.

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), Share-Based Payment (SFAS No. 123(R)), to account for its stock option plans, which is a revision of SFAS No. 123 and SFAS No. 95 Statement of Cash Flows. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all-share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted SFAS 123(R) using the modified prospective approach. Under this transition method, compensation cost recognized for the years ended December 31, 2006 and 2007 includes the cost for all stock options granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The cost for all share-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at December 31, 2007. Consistent with the Company’s treatment of net operating loss carry forwards and offsetting valuation allowance, stock-based compensation expense in the table below does not reflect any income tax effect.

Included in operating expenses are the following stock compensation charges, net of reversals for terminated employees:

	Year Ended December 31
	2007	2006	2005

Cost of goods sold	$109,344	$133,461	$24,251
Research and development	747,169	645,859	(501,754)
Selling and marketing	618,549	778,355	(5,256)
General and administrative	3,155,836	2,057,684	113,782

	$4,630,898	$3,615,359	$(368,977)

The stock-based compensation expense attributable to SFAS No. 123(R) for the year ended December 31, 2007 and 2006 was $2.2 million and $2.7 million, respectively.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average fair value of stock options granted in the years ended December 31, 2007, 2006 and 2005 was $3.97, $2.03, and $2.82, respectively, using the Black-Scholes option-pricing model. The calculations were made using the following assumptions:

	2007	2006	2005

Expected term (years)	5	5	5
Risk-free interest rate	4.4%	4.8%	4.3%
Expected volatility	64%	74%	81%
Expected dividend yield	0%	0%	0%
Forfeiture rate	25%	25%	0%

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

As prescribed in the modified prospective approach, prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair-value recognition provisions of SFAS 123(R) to all stock option plans for the year ended December 31, 2005, for purposes of this pro forma disclosure:

2005

Net loss:
As reported	$(22,345,714)
Add: Stock-based compensation, as recognized	(368,977)
Add: Stock-based compensation expense related to stock options determined under SFAS No. 123	(10,050,950)
Add: Stock-based compensation related to the employee stock purchase plan under SFAS No. 123	(207,989)

SFAS No. 123 Pro forma	$(32,973,630)

Net loss per share:
As reported, basic and diluted	$(0.54)
SFAS No. 123 pro forma, basic and diluted	$(0.80)

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

The following table presents the calculation of basic and diluted net loss per share.

	Year Ended December 31
	2007	2006	2005

Net loss	$(16,848,893)	$(18,887,473)	$(22,345,714)

Weighted-average shares of common stock outstanding — basic and diluted	42,758,000	41,512,000	41,125,000

Basic and diluted net loss per share	$(0.39)	$(0.45)	$(0.54)

Weighted-average shares from options that could potentially dilute basic earnings per share in the future that are not included in the computation of diluted loss per share as their impact is antidilutive (computed under the treasury stock method)	2,424,974	777,000	1,591,000

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to elect to measure financial assets and financial liabilities, and certain other items at fair value. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and therefore its provisions will be applied for the Company on January 1, 2008. We do not expect the implementation of SFAS No. 159 to have a material impact on the Company’s consolidated financial statements.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and therefore its provisions will be adopted by the Company on January 1, 2008. The Company does not expect the implementation of SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.

In November 2007, the EITF reached a consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 provides guidance on the identification of collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those financial years, and therefore would be effective for the Company beginning January 1, 2009. The Company is evaluating the impact EITF 07-1 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) revises SFAS No. 141 on establishing the requirements in recognizing and measuring identifiable assets acquired and liabilities assumed within a business combination, any noncontrolling interest, goodwill acquired in a business combination or a gain from a bargain purchase, and any applicable disclosures needed to evaluate the nature and financial effect of a business combination. SFAS No. 141 is effective the first annual reporting period beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009. The Company does not expect the implementation of SFAS No. 141(R) to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, in which the noncontrolling interest will be reclassified as equity; and the income, expense and comprehensive income from a noncontrolling interest will be fully consolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009. The Company is evaluating the impact SFAS 160 will have on its consolidated financial statements.

3.	CHANGE IN ACCOUNTING ESTIMATE

The Company has intangible assets for a technology license and trademark related to the purchase of the remaining 50% of Third Wave Agbio in 2001. At the time of purchase, the life of the intangible assets was determined to be indefinite, and therefore, such assets were recorded as indefinite lived intangible assets, subject to annual impairment tests. During the fourth quarter of 2006, the Company in its evaluation of the life on the intangible assets determined that a definite life should be assigned to the assets. The intangible assets have been reclassified as amortizable intangible assets on the balance sheet as of December 31, 2006 with a useful life of ten years. The related amortization expense in 2007 and 2006 was $100,740 and $8,395, respectively.

4.	LONG-TERM DEBT

Long-term debt is as follows:

	December 31
	2007	2006

Notes payable	$15,819,353	$15,550,747
Less current portion	—	368,269

	$15,819,353	$15,182,478

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

Future long-term debt payments, as of December 31, 2007, by year are as follows:

2008	$—
2009	—
2010	—
2011	15,819,353

In December 2006, the Company issued a convertible senior subordinated zero-coupon promissory note with a maturity date of December 19, 2011 for proceeds of $14,881,878. No payments are required on the note until maturity at which time the principal amount of $20,000,000 is due. Original interest discount (OID) accrues at a rate of 6% per year on the accreted value of the note. The holder may convert each $1,000 of principal at maturity into 124.01565 shares of Third Wave common stock or the entire principal amount of the note into a total of 2,480,313 shares. In addition, after the second anniversary of the issue date, the Company has the right to require the holder to convert all or a portion of the balance remaining under the note into shares of common stock, provided that closing price of the Company stock exceeds $9.00 (150% of the initial conversion price) for twenty consecutive trading days. At any time after December 19, 2009, Third Wave may redeem the note for an amount equal to its accreted value. If either an event of default occurs under the note (which would include failure to make any payments due under the note and certain defaults under other indebtedness) or a change of control occurs with respect to Third Wave, the holder of the note may put the note to Third Wave for a purchase price equal to 110% of its accreted value.

At December 31, 2006, the Company had three notes payable to a bank in the original amounts of $200,000, $270,000, and $800,000. These additional notes had respective final maturity dates of July 1, 2007, October 1, 2009, and July 1, 2008, bore annual interest at 4.25%, 4.93%, and 5.2%, respectively, and required monthly principal and interest payments. During 2007, all three outstanding notes payable to the bank were fully paid. The Company also had an available and unused $1,000,000 letter of credit with the same bank that expired on September 1, 2007.

In December 2007, the Company entered into a five-year $25 million line of credit (credit facility) with Deerfield Capital Management, a health care investment fund. Third Wave may borrow up to $25 million under the credit facility at an annual fixed interest rate of 7.75%. The credit facility matures in December 2012 at which time all outstanding loans are required to be repaid. Interest on outstanding loans is payable quarterly. An annual 2% non-usage fee is assessed on any undrawn portion of the credit facility. The non-usage fee is payable quarterly. As of December 31, 2007, the Company has not drawn on any funds under the credit facility. The Company paid a transaction fee of $625,000 and $500,000 of additional closing costs related to the transaction, which have been capitalized as Other Assets on the consolidated balance sheet and will be amortized over the five year term of the credit facility. There was approximately $19,000 of amortization recognized during the year ended December 31, 2007.

Additionally, in consideration for providing the credit facility, the Company issued the lenders five-year stock warrants to purchase 1,815,000 shares of Third Wave common stock at a price of $8.36 per share. The Company valued the warrants using the Black - Scholes option pricing model using the following assumptions: (1) risk-free interest rate of 3.35%, (2) volatility of 60%, (3) expected life of five years, and (4) zero dividend yield. Based upon these assumptions, the fair value of the stock was valued at $9,238,350. The stock warrants were recognized as a liability under EITF 00-19. Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and are reported within Other Liabilities on the consolidated balance sheet. The fair value has been capitalized under Other Assets on the consolidated balance sheet and will be amortized over the five year term of the credit facility. There was approximately $104,000 of amortization expense recognized during the year ended December 31, 2007. As of December 31, 2007, the warrants have not been exercised.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	SHAREHOLDERS’ EQUITY

The Company purchases shares of its common stock to cover employee related taxes withheld on vested restricted shares. In 2007, the Company repurchased and retired approximately 10,000 shares of its common stock for an aggregate cost of approximately $53,000.

MINORITY INTEREST IN SUBSIDIARY

In April 2006, Third Wave Japan, K.K., (TWT Japan) a wholly-owned subsidiary of the Company, entered into a Series A Preferred Stock and Warrant Purchase Agreement with Mitsubishi Corporation (Mitsubishi) and CSK Institute for Sustainability, LTD. (CSK) (collectively, the Investors). Under the Purchase Agreement, Mitsubishi invested (¥)480 million (approximately $4.2 million) and CSK invested (¥)100 million (approximately $878,000) in TWT Japan in exchange for convertible, Series A preferred stock of TWT Japan and warrants to purchase an additional (¥)100 million (approximately $878,000) worth of TWT Japan common stock. Pursuant to the transaction, the Investors acquired approximately 17% of TWT Japan prior to the exercise of the warrant or 20% after exercise of the warrant.

On May 31, 2007, TWT Japan entered into a Series A Preferred Stock Purchase Agreement with Mitsubishi, CSK, BML, Inc., Daiichi Pure Chemicals Co., Ltd., Toppan Printing Co., Ltd. and Shimadzu Corporation. Under this purchase agreement, these investors purchased (¥)640.1 million (approximately $5.3 million) of TWT Japan Series A convertible preferred stock, representing, approximately 12.9% of TWT Japan’s outstanding shares and approximately 12.4% of its outstanding equity on a fully-diluted basis. As a result of the transaction and the prior investments made by Mitsubishi and CSK in April 2006, outside investors own approximately 27.5% of TWT Japan prior to the exercise of outstanding warrants or 31% after exercise of the warrants. The proceeds from these equity investments are required to be used in the operations of TWT Japan.

At the time of the original investment, minority interest of $704,000 was recorded on the consolidated balance sheet to reflect the share of the net assets of TWT Japan held by minority investors. After the second investment, an additional $210,000 was recorded as minority interest on the consolidated balance sheet to reflect the increased share of the net assets of TWT Japan held by investors. For the year ended December 31, 2007 and 2006, minority interest was reduced by approximately $448,000 and $239,000 for the minority investors’ share of the net losses and change in foreign currency translation adjustments of TWT Japan.

STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 1,256,800 common shares may be issued. All employees are eligible to participate in the Purchase Plan. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. There were 184,133, 124,747, and 114,562 shares sold to employees in the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, approximately 122,000 shares were available for issuance under the Purchase Plan.

STOCK OPTION PLANS

The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (collectively, the Plans) for employees and non-employees under which stock options and stock purchase rights (including restricted stock units (RSUs)) may be granted to purchase an aggregate of 13,213,183 shares of common stock. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the compensation committee of the Board of Directors at the date of grant.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

The rollforward of shares available for grant through December 31, 2007, is as follows:

Shares available for grant at December 31, 2004	2,013,365
Options granted	(2,521,790)
Options forfeited	622,964
Increase in options available for grant	1,800,000

Shares available for grant at December 31, 2005	1,914,539
Options granted	(930,250)
RSUs granted	(112,530)
Options forfeited	1,694,353
RSUs forfeited	3,451

Shares available for grant at December 31, 2006	2,569,563
Options granted	(79,829)
RSUs granted	(575,033)
Options forfeited	139,888
RSUs forfeited	16,745

Shares available for grant at December 31, 2007	2,071,334

The Company’s option activity is as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding at December 31, 2004	7,446,523	$4.55
Granted	2,521,790	$4.20
Exercised	(244,051)	$2.22
Forfeited	(622,964)	$7.20

Outstanding at December 31, 2005	9,101,298	$4.34
Granted	930,250	$3.02
Exercised	(549,588)	$2.39
Forfeited	(1,694,353)	$5.24

Outstanding at December 31, 2006	7,787,607	$4.12
Granted	79,829	$6.88
Exercised	(1,521,207)	$3.13
Forfeited	(139,888)	$4.82

Outstanding at December 31, 2007	6,206,341	$4.41	$32,566,156

Options Exercisable at December 31, 2007	4,987,614	$4.59	$25,237,846

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

The options outstanding at December 31, 2007 have been segregated into the following ranges for additional disclosure:

				Number of
	Shares			Shares	Wtd
	Outstanding at	Wtd Average	Remaining	Exercisable at	Average
	December 31,	Exercise	Contractual	December 31,	Exercise
	2007	Price	Life	2007	Price

Options granted between $1.11 and $2.20	519,904	$1.99	4.5	519,904	$1.99
Options granted between $2.21 and $3.31	1,704,488	$2.85	7.0	1,028,048	$2.84
Options granted between $3.32 and $4.42	2,078,236	$3.99	6.0	1,732,742	$3.97
Options granted between $4.43 and $5.53	422,413	$4.65	6.5	299,120	$4.64
Options granted between $5.54 and $6.64	566,050	$6.33	4.0	552,550	$6.35
Options granted between $6.65 and $7.74	245,200	$7.02	6.8	185,200	$6.90
Options granted between $7.75 and $8.85	642,400	$8.75	2.9	642,400	$8.75
Options granted between $8.86 and $9.96	7,200	$9.58	2.5	7,200	$9.58
Options granted between $9.97 and $11.06	20,450	$10.81	3.4	20,450	$10.81

The aggregate intrinsic value of options exercised in the years ended December 31, 2007, 2006, and 2005 was $6.1 million, $0.9 million and $0.7 million, respectively. As of December 31, 2007, there was approximately $2.0 million of total unrecognized compensation cost related to the stock options granted under the plans.

During 2007, 2006 and 2005, in connection with employee terminations, the Company extended the exercise period and accelerated vesting for certain option grants. Accordingly, the options had a new measurement date and were expensed based upon their new intrinsic value or fair value. In December 2005, the Company accelerated vesting for all outstanding options with an exercise price per share of $5.00 or above. The options also had a new measurement date and were expensed based upon their new intrinsic value. Also, options granted to non-employee consultants are accounted for in accordance with SFAS No. 123(R) and EITF No. 96-18, and therefore are measured based upon their fair value as calculated using the Black-Scholes option pricing model. The fair value of options granted to non-employees is periodically remeasured as the underlying options vest. Option expense related to such terminations, modifications and consulting arrangements in 2007, 2006, and 2005 was $2,133,760, $866,441 and ($368,977), respectively.

Restricted Stock Units

The Company’s stock plan also permits the granting of restricted stock units (RSUs) to eligible employees, consultants and non-employee directors. Restricted stock units are payable in shares of Company stock upon vesting. The restricted stock units vest at various intervals as determined by the compensation committee of the Board of Directors at the date of grant. The following table presents a summary of the Company’s nonvested restricted stock units granted to employees as of December 31, 2007.

		Weighted
		Average
	Number of	Fair
	Shares	Value

Nonvested shares of restricted stock units at December 31, 2006	109,079	$2.84
Granted	575,033	$4.81
Vested	(111,508)	$3.07
Forfeited	(16,745)	$2.72

Nonvested shares of restricted stock units at December 31, 2007	555,859	$4.82

As of December 31, 2007, there was approximately $1.8 million of total unrecognized compensation cost related to the nonvested restricted stock units granted under the plan. The expense is expected to be recognized over

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

the vesting period. Compensation expense related to restricted stock units was approximately $381,000 in the year ended December 31, 2007. As of December 31, 2007, there were 555,859 restricted stock units outstanding.

6.	INCOME TAXES

At December 31, 2007, the Company had net operating loss carryforwards of approximately $160 million for U.S. federal and state income tax purposes, which expire beginning in 2008. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

There was no provision for income taxes in 2007, 2006 and 2005 due to the net operating loss.

The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are shown below.

	December 31
	2007	2006

Deferred tax assets:
Patent expense	$2,772,000	$2,395,000
Stock compensation expense	1,610,000	267,000
Deferred revenue	—	58,000
Inventory obsolescence	251,000	262,000
Accrued liabilities	1,273,000	1,456,000
Equipment and leasehold improvements	311,000	76,000
Other	334,000	274,000
AMT credit carryforward	39,000	39,000
Net operating loss carryforwards	62,289,000	58,433,000

Total deferred tax assets	68,879,000	63,260,000
Valuation allowance	(68,879,000)	(62,809,000)

Net deferred tax assets	—	451,000

Deferred tax liabilities:
Intangibles	—	$(451,000)

Deferred tax liabilities	—	(451,000)

Net deferred tax assets/(liabilities)	$—	$—

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the federal income tax rate to loss before taxes as a result of the following:

	2007	2006	2005

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(5.3)%	(5.0)%	(5.9)%
Meals and entertainment	0.3%	0.2%	0.2%
Stock-based compensation	(2.0)%	5.4%	—
Other permanent differences	0.3%	(0.3)%	0.0%
Valuation allowance	40.7%	33.7%	39.7%

	0.0%	0.0%	0.0%

At December 31, 2007, the Company had $39,000 of AMT credits which do not expire. The valuation allowance at December 31, 2007 and 2006 was provided because of the Company’s history of net losses and uncertainty as to the realization of the deferred tax assets. As a result, the Company believes it is more likely than not that the deferred tax assets will not be realized. Through December 31, 2007, the Company’s foreign subsidiary has operated at a loss, and accordingly, no provision for U.S. deferred taxes has been provided. Any earnings of the foreign subsidiary would be considered to be permanently invested.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement in accordance with FASB Statement No. 109 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2007.

Additionally, FIN No. 48 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2007, 2006 and 2005.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. The Company has not been examined by any federal, state or local jurisdictions in which it is subject to income tax and therefore would be subject to the statute of limitations for the respective jurisdictions.

7.	LEASE OBLIGATIONS

The Company leases its corporate facility under an operating lease effective through September 2014. The lease agreement required a $1,000,000 upfront payment and required the Company to provide the landlord an irrevocable standby letter of credit of $1,000,000, which is collateralized by a certificate of deposit included in short-term investments. The lease agreement was amended in 2006 to extend the term of the lease on that portion of the leased premises comprising the “New Building Addition” (approximately 70% of leased space) to September 2014, and to reduce the $1,905,502 addition improvement rent balance on such New Building Addition to $1,000,000 payable in four equal installments in 2007. Rent expense is being recorded by the Company on a straight-line basis over the amended lease term. Under the amended lease agreement, at December 31, 2006 the Company recognized $640,000 of prepaid rent and a credit balance of $1,103,000 for deferred rent, reported as other assets on the consolidated balance sheet.

In July 2007, the Company entered into a new lease agreement which supercedes the previous amended lease agreement for its corporate facility. Under the new lease, the Company reduced the total leased space (by approximately 29%) and the required $1,000,000 standby letter of credit requirement was removed in August 2007.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

Rent expense is being recorded by the Company on a straight-line basis over the amended lease term. Under the amended lease agreement, at December 31, 2007, the Company recognized $1,601,000 of prepaid rent and a credit balance of $961,000 for deferred rent, reported as other assets on the consolidated balance sheet.

In 2006, the Company entered into multiple capital leases for computer equipment, office equipment and furniture, totaling approximately $59,000.

Future minimum lease payments as of December 31, 2007 by year are approximately as follows:

	Capital	Operating
	Leases	Leases

2008	57,000	$1,021,000
2009	37,000	1,061,000
2010	12,000	1,100,000
2011	—	1,100,000
2012	—	979,000
Thereafter	—	1,713,000

Total minimum lease obligations	106,000	6,974,000

Less amounts representing interest	12,000

Present value of minimum lease payments	94,000
Less current portion of long-term lease obligations	49,000

	45,000

Rent expense was approximately $1,407,000, $1,991,000, and $2,167,000 in 2007, 2006 and 2005, respectively.

8.	LONG-TERM ASSETS:

Other long-term assets consist of the following:

	December 31, 2007	December 31, 2006

Debt issuance costs	$10,876,142	$796,526
Rent	640,019	(463,609)
Equipment receivables	406,091	300,951
Equipment leased to customers	286,368	86,784
Other	—	4,984

	$12,208,620	$725,636

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	LICENSE AGREEMENTS

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

Under this agreement, the Company granted the licensor a put option to sell a specified number of shares back to the Company anytime after March 1, 1998. The total number of shares that can be put to the Company cannot exceed the number of shares necessary to achieve a purchase price of $200,000. At December 31, 2007, the price per share to be paid if the put option is exercised is $11.00. Accordingly, the Company has classified $200,000 of additional paid-in capital outside of shareholders’ equity in other liabilities in the accompanying balance sheets.

In October 2001, the Company entered into a development, license and supply agreement with RIKEN, Inc. (RIKEN). The Company licensed certain patent rights relating to polymorphism in genes that encode drug metabolizing enzymes from RIKEN for a nonrefundable fee which is reported as capitalized license fee on the consolidated balance sheet and is being amortized over its estimated useful life (7.5 years). In 2003, the Company and RIKEN entered into an additional license for similar content. The Company also pays royalties based upon net sales of licensed products in exclusive and nonexclusive territories.

In December 2005, the Company entered into a nonexclusive sublicense agreement for certain patent rights involving multiplex polymerase chain reaction (PCR) technology for a nonrefundable fee of $2,000,000. This technology permits the Company to develop and market multiplex Invader Plus products. The estimated present value of the fee of $1.8 million is reported as capitalized license fee on the consolidated balance sheet and is being amortized over its estimated useful life (8 years). The future payments under this license arrangement are as follows:

2008	$450,000
2009	450,000
2010	225,000

Total payments	1,125,000
Less amount representing interest	76,740

Present value of payments	$1,048,260

In January 2006, the Company entered into a two year nonexclusive license agreement for certain patent rights involving Hepatitis C (HCV) technology for a nonrefundable fee of 1,000,000 Euros. Upon expiration of the initial license period, the Company may extend the license upon payment of a second license fee. This license permits the Company to market and sell HCV Invader products in the U.S. The estimated present value of the fee of $1.1 million is reported as capitalized license fee on the consolidated balance sheet and is being amortized over its estimated useful life (2 years).

In September 2007, the Company entered into a nonexclusive license agreement for certain patent rights involving technology in the detection of cervical chlamydia trachomatis infection (CT) for a nonrefundable fee of $1,250,000. This license permits the Company to develop, manufacture and sell CT Invader products. The estimated

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

present value of the fee of $1,150,700 is recorded as capitalized license fee on the consolidated balance sheet and is being amortized over its estimated useful life. The future payments under this license arrangement are as follows:

2008	$385,417
2009	385,417
2010	289,062

Total payments	1,059,896
Less amount representing interest	83,884

Present value of payments	$976,012

In addition, the Company licensed rights to patents and/or patent applications covering genetic variations associated with certain diseases for which the Company has designed clinical diagnostic products.

10.	COLLABORATIVE AGREEMENTS

In December 2000, the Company entered into a development and commercialization agreement with BML, Inc. (BML). Under this agreement, the Company developed assays in accordance with a mutually agreed development program for use in clinical applications by BML. In 2007, 2006 and 2005, BML paid the Company $988,000, $854,000 and $575,000 respectively, for product which was recognized as revenue as the product was shipped.

On October 16, 2002, the Company entered into a license and supply agreement with Aclara Biosciences, Inc., which was acquired by Monogram Biosciences in December 2004. Under this agreement, Monogram has the non-exclusive right to incorporate the Company’s Invadertm technology and Cleavase® enzyme with Monograms’s eTagtm technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In exchange, Monogram made certain upfront payments and will make royalty payments to the Company on sales of eTag-Invader gene expression assays. The Company has also provided Monogram with certain manufacturing materials for use in manufacturing Invader products. The Company received royalty revenue of $250,000 in 2005.

11.	401(k) PLAN

The Company has a 401(k) savings plan (the Plan) which covers substantially all employees. The Plan provides for Company contributions of 50% of employee contributions up to 6% of their compensation. Company contributions to the plan were approximately $372,000, $294,000, and $377,000 in 2007, 2006 and 2005, respectively.

12.	LONG-TERM INCENTIVE PLANS

The Company has Long-Term Incentive Plans (LTIP) in place which compensate certain employees if performance targets are met over the three-year performance period. The amount of compensation is determined by the level of achievement against the performance targets. The compensation earned is paid in the two years following the performance period. The performance targets are based upon revenue, stock price and stock performance as compared to a peer group. The Company estimates for the liability are based on forecasts and other available information, and the likelihood of achieving the performance target levels. The accrual involves significant judgment and estimates, and therefore, it is reasonably possible that a change in estimate may occur in future periods as a result of changes in the achievement or expected achievement of the performance targets. As of December 31, 2007 and 2006, the Company has accrued $2,291,332 and $1,885,989, respectively, for the plans.

The Company recorded expense related to the LTIP plans of $405,344, $573,148 and $434,716 in 2007, 2006, and 2005, respectively.

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	SETTLEMENT

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

14.	LONG-TERM LIABILITIES

Other long-term liabilities consist of the long-term portion of the following items:

	December 31,	December 31,
	2007	2006

License payments	$1,283,439	$1,048,260
Long-term incentive plan	2,291,332	1,885,989
Stock warrants (see note 4)	9,238,350	—
Restructuring	366,752	505,681
Other	200,000	233,029

	$13,379,873	$3,672,959

15.	PAYROLL AND RELATED LIABILITIES

Accrued payroll and related liabilities consisted of the following as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Bonus Accrual	$1,878,020	$2,589,000
Paid Time Off	390,000	591,945
Other	423,727	676,054

	$2,691,747	$3,856,999

16.	LITIGATION

In October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that our HPV ASRs do not infringe any valid claims of Digene’s human papillomavirus related patents. In January 2006, we reached an agreement with Digene to dismiss the suit without prejudice. We also agreed that neither party would file a suit against the other relating to the Digene human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against us in the United States Court for the Western District of Wisconsin. The complaint alleged patent infringement of unidentified claims of a single patent related to HPV type 52 by the Company’s HPV ASR product. Our response to Digene’s complaint was filed, denying the alleged infringement and asserting that certain Digene sales practices violate certain antitrust laws. The court released its claim construction order, adopting all of Third Wave’s proposed construction. Digene filed a motion to reconsider the court’s claim construction and the court issued an order denying Digene’s motion for reconsideration in its entirety and upheld the

Third Wave Technologies, Inc.

Notes to Consolidated Financial Statements — (Continued)

earlier claim construction ruling. In response, in a filing to the court, Digene stated that it “believes it will not be able to sustain its claim of infringement.” On November 23, 2007 the court issued an order dismissing Digene’s patent infringement claims. On October 19, 2007 Digene filed a motion for summary judgment on Third Wave’s antitrust counterclaims. On January 11, 2008, the court issued an order granting Digene’s motion for summary judgment on Third Wave’s antitrust counterclaims. Both the court’s Markman and summary judgment orders may be appealed to the Court of Appeals for the Federal Circuit.

Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense for the years ended December 31, 2007 and 2006 were $5,277,108 and $1,610,495, respectively.

17.	SEGMENT DISCLOSURE

The Company operates in one industry segment. Product revenues to international end-users accounted for 11%, 17%, and 27% of product revenues in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, approximately $706,000 and $312,000 respectively, of receivables are denominated in Yen. Product revenues by geographic area in 2007, 2006 and 2005, were as follows:

	2007	2006	2005

United States	$27,392,412	$23,064,642	$17,027,952
Japan	1,998,238	3,814,957	5,107,455
Other	1,466,578	809,825	1,035,398

	$30,857,228	$27,689,424	$23,170,805

18.	RECLASSIFICATION

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following sets forth selected quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands, except per share data). The operating results are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31

2007:
Net revenues	$6,713	$7,361	$8,158	$8,889
Gross margin	4,696	5,420	6,016	6,541
Net income (loss)	4,766	(7,248)	(6,430)	(7,937)
Basic and diluted net loss per share	$0.11	$(0.17)	$(0.15)	$(0.18)
2006:
Net revenues	$7,875	$6,759	$6,601	$6,792
Gross margin	5,712	4,861	4,364	4,656
Net loss	(4,383)	(4,727)	(5,153)	(4,624)
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.12)	$(0.11)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Third Wave’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Third Wave’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Items 10 through 14 are incorporated herein by reference to the following sections of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2008: Election of Directors, Board of Directors and Committees — Audit Committee, Compensation Committee Interlocks and Insider Participation, Director Compensation, Ratification of Appointment of Independent Registered Public Accounting Firm, Compensation Committee Report, Executive Compensation, Equity Compensation Plan Information, Executive Officers, Security Ownership of Certain Beneficial Owners and Management, Section 16(a) Beneficial Ownership Reporting Compliance, Certain Relationships and Related Transactions and Code of Business Conduct.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents Filed as a Part of this Report.

1. Financial Statements.  The financial statements required to be filed as part of this Report are listed on page 38.

2. Financial Statement Schedules.  The following financial statement schedule required to be filed as part of this Report is included on page 70.

Schedule II — Valuation and Qualifying Accounts.  Schedules not included have been omitted because they are not applicable.

3. Exhibits.  The exhibits required to be filed as a part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2008.

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

Signature	Title	Date

/s/ David A. Thompson David A. Thompson	Chairman of the Board and Director	March 4, 2008

/s/ Kevin T. Conroy Kevin T. Conroy	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2008

/s/ Maneesh K. Arora Maneesh K. Arora	Chief Financial Officer (Principal Financial Officer)	March 7, 2008

/s/ James Connelly James Connelly	Director	March 3, 2008

/s/ Gordon F. Brunner Gordon F. Brunner	Director	March 2, 2008

/s/ Lawrence Murphy Lawrence Murphy	Director	March 3, 2008

/s/ Katherine Napier Katherine Napier	Director	March 5, 2008

/s/ Lionel Sterling Lionel Sterling	Director	March 4, 2008

EXHIBIT INDEX

Exhibit
No.		Description	Incorporated by Reference to

3.1		Amended and Restated Certificate of Incorporation of the Registrant, dated as of August 16, 2000	Exhibit 3.1(b) to the Registrant’s Registration Statement on Form S-1 filed on July 31, 2000
3.2		Amended and Restated Bylaws of the Registrant, dated as of April 11, 2006	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2006
4.1		Rights Agreement between the Registrant and Computershare Investor Services (fka EquiServe Trust Company N.A.), dated as of October 24, 2001	Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A filed on November 30, 2001
4.2		Amendment No. 1 to the Rights Agreement between the Registrant and Computershare Investor Services (fka EquiServe Trust Company N.A.) dated February 18, 2003	Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed on February 19, 2003
10	.1*	Incentive Stock Option Plan	Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on July 31, 2000
10	.2*	1997 Incentive Stock Option Plan	Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on July 31, 2000
10	.3*	1997 Nonqualified Stock Option Plan	Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on July 31, 2000
10	.4*	1998 Incentive Stock Option Plan	Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on July 31, 2000
10	.5*	1999 Incentive Stock Option Plan	Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on July 31, 2000
10	.6*	1999 Nonqualified Stock Option Plan	Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on July 31, 2000
10	.7*	2000 Stock Plan, as amended	Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on June 6, 2006
10	.8*	First Amendment To Third Wave Technologies Inc. 2000 Stock Plan	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006
10	.9*	2000 Employee Stock Purchase Plan	Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on July 31, 2000
10	.10*	Form of Stock Option Agreement	Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on June 6, 2006
10	.11*	Form of Restricted Stock Purchase Agreement	Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on June 6, 2006
10.12		Lease Agreement between Third Wave Technologies, Inc and University Research Park, Inc. dated July 13, 2007	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
10.13		Development and Commercialization Agreement, dated as of December 29, 2000, between the Registrant and BML, Inc.	Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed on January 8, 2001
10.14		License Agreement dated as of October 15, 2002 between Registrant and Monogram Biosciences (fka Aclara Biosciences, Inc.)	Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002
10	.15*	Third Wave Technologies, Inc. Amended Long Term Incentive Plan No. 2	Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005

Exhibit
No.		Description	Incorporated by Reference to

10	.16*	Third Wave Technologies, Inc. Amended Long Term Incentive Plan No. 3	Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005
10.17		Series A Preferred Stock and Warrant Purchase Agreement between Mitsubishi Corporation, CSK Institute for Sustainability, Ltd. and Third Wave Technologies Japan, K.K. dated March 31, 2006	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2006
10.18		Securities Purchase Agreement between Stark Onshore Master Holding LLC and Third Wave Technologies, Inc. dated December 18, 2006	Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 19, 2006
10	.19*	Second Amended and Restated Employment Agreement between Kevin T. Conroy and Third Wave Technologies, Inc. dated March 12, 2007	Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006
10	.20*	Amendment 1 to Second Amended and Restated Employment Agreement between Kevin T. Conroy and Third Wave Technologies, Inc. dated November 7, 2007
10	.21*	Amended and Restated Employment Agreement between Maneesh Arora and Third Wave Technologies, Inc. dated March 12, 2007	Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006
10	.22*	Amendment 1 to Amended and Restated Employment Agreement between Maneesh Arora and Third Wave Technologies, Inc. dated November 7, 2007
10	.23*	Employment Agreement between Cindy S. Ahn and Third Wave Technologies, Inc. dated March 12, 2007	Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006
10	.24*	Amended and Restated Employment agreement between Cindy S. Ahn and Third Wave Technologies, Inc. dated November 7, 2007
10	.25*	Employment Agreement between John Bellano and Third Wave Technologies, Inc. dated March 12, 2007	Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006
10	.26*	Amendment 1 to Employment Agreement between John Bellano and Third Wave Technologies, Inc. dated November 7, 2007
10	.27*	Employment Agreement between Jorge Garces and Third Wave Technologies, Inc. dated March 12, 2007	Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006
10	.28*	Amendment 1 to Employment Agreement between Jorge Garces and Third Wave Technologies, Inc. dated November 7, 2007
10	.29*	Employment Agreement between Greg Hamilton and Third Wave Technologies, Inc. dated March 12, 2007	Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006
10	.30*	Amendment 1 to Employment Agreement between Greg Hamilton and Third Wave Technologies, Inc. dated November 7, 2007

Exhibit
No.		Description	Incorporated by Reference to

10	.31*	Employment Agreement between Ivan Trifunovich and Third Wave Technologies, Inc. dated November 7, 2007
10	.32*	Third Wave Technologies, Inc. 2007 Incentive Plan	Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006
10	.33*	Third Wave Technologies, Inc. Long Term Incentive Plan No. 4	Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006
10.34		Series A Preferred Stock Purchase Agreement between Third Wave Japan, Inc. and Mitsubishi Corporation, CSK Institute for Sustainability, Ltd., BML, Inc., Daiichi Pure Chemicals Co., Ltd., Toppan Printing Co., Ltd. and Shimadzu Corporation dated May 18, 2007	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
10.35		Investor Rights Agreement between Third Wave Technologies, Inc., Wave Japan, Inc., Mitsubishi Corporation, CSK Institute Sustainability, Ltd., BML, Inc., Daiichi Pure Chemicals Co., Toppan Printing Co., Ltd. and Shimadzu Corporation dated May 31, 2007	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
10.36		Facility Agreement, dated as of December 10, 2007, between Third Wave Technologies, Inc., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2007
10.37		Warrant to Purchase Common Stock of Third Wave Technologies, Inc. issued on December 10, 2007 to Deerfield Private Design Fund, L.P.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2007
10.38		Warrant to Purchase Common Stock of Third Wave Technologies, Inc. issued on December 10, 2007 to Deerfield Private Design International, L.P.	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2007
10.39		Registration Rights Agreement, dated as of December 10, 2007, between Third Wave Technologies, Inc., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.	Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 13, 2007
10.40		First Amendment to Convertible Senior Subordinated Zero-Coupon Promissory Note, dated as of December 10, 2007, between Third Wave Technologies, Inc. and Stark Onshore Master Holding LLC	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 13, 2007
10	.41*	Third Wave Technologies, Inc. 2008 Incentive Plan
10	.42*	Third Wave Technologies, Inc. Long Term Incentive Plan No. 5
21		List of Subsidiaries

Exhibit
No.	Description	Incorporated by Reference to

23	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
24	Powers of Attorney (contained in the signature page hereto)
31.1	CEO’s Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO’s Certification pursuant to 18 U.S.C. Section 1350, of Chapter 63 of Title 18 of the United States Code
32.2	CFO’s Certification pursuant to 18 U.S.C Section 1350, of Chapter 63 of Title 18 of the United States Code

*	Indicates a management contract or compensatory plan or arrangement

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	Balance at	Additions
	Beginning	Charged	(1)	Balance at
Description	of Year	to Expense	Deductions	End of Year
	(Dollars in thousands)

Allowance for doubtful accounts receivable:
2005	$300	$107	$207	$200
2006	$200	$24	$24	$200
2007	$200	$109	$59	$250
Allowance for excess and obsolete inventory:
2005	$650	$968	$943	$675
2006	$675	$770	$790	$655
2007	$655	$720	$759	$616

(1)	Represents amounts written off or disposed, net of recoveries.