Form 10-Q
period 2008-03-31
THIRD WAVE TECHNOLOGIES INC /WI
filed 2008-05-12
CIK 1120438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of May 7, 2008, was 44,078,109.

THIRD WAVE TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THIRD WAVE TECHNOLOGIES, INC.
Consolidated Balance Sheets
(Unaudited)
Amounts in thousands, except for per share amounts

	MARCH 31,	DECEMBER 31,
	2008	2007
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,933	$35,354
Short-term investments	—	385
Accounts receivables, net of allowance for doubtful accounts of $250,000 at March 31, 2008 and December 31, 2007, respectively	5,569	6,351
Inventories	5,344	5,009
Prepaid expenses and other	866	517

Total current assets	40,712	47,616
Equipment and leasehold improvements:
Machinery and equipment	17,048	16,902
Leasehold improvements	3,252	3,250

	20,300	20,152
Less accumulated depreciation and amortization	15,625	15,239

	4,675	4,913

Intangible assets, net of accumulated amortization	873	898
Goodwill	490	490
Capitalized license fees, net of accumulated amortization	4,592	2,875
Other assets	12,295	12,209

Total assets	$63,637	$69,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,344	$5,896
Accrued payroll and related liabilities	1,895	2,692
Other accrued liabilities	1,005	1,316
Capital lease obligations due within one year	49	49

Total current liabilities	9,293	9,953
Long-term debt	16,056	15,819
Deferred revenue — long-term	42	—
Capital lease obligations — long-term	63	45
Other liabilities	14,093	13,380
Minority interest in subsidiary	211	226
Shareholders’ equity:
Participating preferred stock, Series A, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 44,156,756 shares issued, 43,938,756 shares outstanding at March 31, 2008 and 43,942,857 shares issued and 43,724,857 shares outstanding at December 31, 2007	44	44
Additional paid-in capital	226,146	224,718
Treasury stock — 218,000 shares, at cost	(877)	(877)
Foreign currency translation adjustment	758	280
Accumulated deficit	(202,192)	(194,587)

Total shareholders’ equity	23,879	29,578

Total liabilities and shareholders’ equity	$63,637	$69,001

See accompanying notes to consolidated financial statements.

THIRD WAVE TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)
Amounts in thousands, except for per share amounts

	Three Months
	Ended March 31,
	(Thousands)
	2008	2007
Revenues:
Clinical product sales	$7,387	$5,973
Research product sales	955	569
License and royalty revenue	57	171

Total revenues	8,399	6,713

Operating expenses:
Cost of goods sold	2,203	2,017
Research and development	6,205	5,109
Selling and marketing	3,461	2,603
General and administrative	3,737	2,886
Litigation	330	406
Restructuring and other charges	(487)	—

Total operating expenses	15,449	13,021

Loss from operations	(7,050)	(6,308)
Other income (expense):
Interest income	251	531
Interest expense	(976)	(301)
Other	(26)	10,748

Total other income (expense)	(751)	10,978

Income (loss) before minority interest	(7,801)	4,670
Minority interest in subsidiary	196	96

Net income (loss)	$(7,605)	$4,766

Net income (loss) per share — basic	$(0.17)	$0.11
Net income (loss) per share — diluted	$(0.17)	$0.11
Weighted average shares outstanding — basic	43,780	42,025
Weighted average shares outstanding — diluted	43,780	43,884
See accompanying notes to consolidated financial statements.

THIRD WAVE TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
Amounts in thousands, except for per share amounts

	Three Months
	Ended March 31,
	(Thousands, except share data)
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(7,605)	$4,766
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in net loss of subsidiary	(196)	(96)
Depreciation and amortization	451	437
Amortization of intangible assets	25	401
Amortization of licensed technology	206	304
Noncash stock compensation	522	616
Interest accretion related to convertible note payable	237	223
Unrealized gain on derivative instruments	(32)	—
Unrealized gain on receivables denominated in foreign currencies	(17)	—
Unrealized loss on license agreement denominated in foreign currency	109	—
Restructuring charges	(487)	—
Loss on disposal of equipment	1	12
Changes in operating assets and liabilities:
Accounts receivable	255	263
Inventories	(333)	(285)
Prepaid expenses and other assets	214	(1,410)
Accounts payable	(416)	268
Accrued expenses and other liabilities	(106)	(2,389)
Deferred revenue	42	(145)

Net cash (used in) provided by operating activities	(7,130)	2,965
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(152)	(215)
Proceeds on sale of equipment	—	1
Purchases of licensed technology	(586)	(245)
Purchases of short-term investments	—	(575)
Sales and maturities of short-term investments	385	770

Net cash used in investing activities	(353)	(264)
FINANCING ACTIVITIES:
Payments on long-term debt	—	(98)
Payments on capital lease obligations	(20)	(34)
Repurchase of common stock	(94)	—
Proceeds from issuance of common stock, net	563	502

Net cash provided by financing activities	449	370

Effect of exchange rate changes on cash	613	36

Net increase (decrease) in cash and cash equivalents	(6,421)	3,107

Cash and cash equivalents at beginning of period	35,354	42,429

Cash and cash equivalents at end of period	$28,933	$45,536

See accompanying notes to consolidated financial statements.

THIRD WAVE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of Third Wave Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC).
(2) Cash and Cash Equivalents
Significant noncash investing and financing activities are as follows:
•	During the three months ended March 31, 2008, the Company entered into capital lease obligations of $39,000.
•	During the three months ended March 31, 2008, the Company entered into a license agreement under which the Company is required to pay 1,250,000 Euros over two years. The estimated present value of the license is $1,723,000.
•	During the three months ended March 31, 2008 and 2007, the Company issued 44,246 and 79,441 shares of common stock as partial payment of amounts earned by employees under the 2007 and 2006 Incentive Plans, respectively.
(3) Settlement
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
(4) Net Income (Loss) Per Share
In accordance with GAAP, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. Diluted net income (loss) per share takes into account the weighted average shares from options that could potentially dilute basic net income per share in the future. Shares associated with stock options are excluded for the three months ended March 31, 2008 because they are anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share (Amounts in thousands except for per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Numerator:
Net income (loss)	$(7,605)	$4,766

Denominator:
Weighted average shares outstanding — basic	43,780	42,025
Dilutive securities — stock options	—	1,859

Weighted average shares outstanding — diluted	43,780	43,884
Basic net income (loss) per share	$(0.17)	$0.11
Dilutive net income (loss) per share	$(0.17)	$0.11
(5) Derivative Instruments
During the first quarter 2008, the Company entered into foreign currency forward contracts to manage the risk associated with payments to be made under a license agreement denominated in a foreign currency (see note 12). The derivative instruments offset 100% of the payments to be made under the license agreement through 2009 and have maturities matching the scheduled payment dates. The fair value of the contracts as of March 31, 2008 is $32,000 and recorded as other assets on the Consolidated Balance Sheet. Gains and losses from the derivative contracts are included as other income in the Consolidated Statement of Operations. The gain recognized during the quarter ended March 31, 2008 was $32,000. There were no derivative contracts outstanding at December 31, 2007, or income recognized from derivative contracts in the year ended December 31, 2007.
(6) Fair Value
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to elect to measure financial assets and financial liabilities and certain other items at fair value. SFAS No. 159 was effective as of the beginning of the first fiscal year that begins after November 15, 2007, and therefore its provisions were applied by the Company on January 1, 2008. The Company did not choose to elect the fair value option for any financial assets or financial liabilities under the provisions of SFAS No. 159.
Additionally, in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement became effective for financial statements issued for fiscal years beginning after November 15, 2007, and therefore was adopted by the Company on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the consolidated financial statements of the Company. SFAS No. 157 requires additional disclosure regarding assets and liabilities that are recorded at fair value, including information identifying the level of observable or unobservable inputs used in developing fair value measurements.
Assets recorded at fair value on the Company’s consolidated financial statements as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

		Fair Value Measurements at March 31, 2008
		Quoted Prices	Significant	Significant
		in Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Cash and Cash Equivalents	$28,933	$28,933	$ —	$—
Derivative asset (see note 5)	32	—	32	—

		Fair Value Measurements at December 31, 2007
		Quoted Prices	Significant	Significant
		in Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Cash and Cash Equivalents	$35,354	$35,354	$—	$—
Short-term investments	385	385	—	—

There were no liabilities recognized on the Company’s consolidated financial statement at March 31, 2008 and December 31, 2007 that were recorded at fair value.
(7) Shareholder’s Equity
The Company purchases shares of its common stock to cover employee related taxes withheld on vested restricted shares. During the first quarter of 2008, the Company repurchased and retired approximately 11,000 shares of its common stock for an aggregate cost of approximately $94,000.
The Company has Incentive Stock Option Plans for its employees and Nonqualified Stock Option Plans (collectively, the Plans) for employees and non-employees under which an aggregate of 14,213,183 stock options and stock purchase rights (including restricted stock units (RSUs)) may be granted. Options under the Plans have a maximum life of ten years. Options vest at various intervals, as determined by the compensation committee of the Board of Directors at the date of grant. At March 31, 2008, approximately 2.6 million shares were available for future grant under the Plans.
Stock Options
The following table summarizes the stock option activity under the Plans for the three months ended March 31, 2008:

			WEIGHTED
			AVERAGE	AGGREGATE
	NUMBER OF	WEIGHTED AVERAGE	CONTRACTUAL	INTRINSIC
	SHARES	EXERCISE PRICE	LIFE	VALUE
	(Thousands)			(Thousands)
Outstanding at December 31, 2007	6,206	$4.41
Granted	47	8.10
Exercised	(171)	3.83
Forfeited	(3)	4.10

Outstanding at March 31, 2008	6,079	$4.45	5.6	$29,020
Options exercisable at March 31, 2008	4,996	$4.58	5.1	$23,221
The weighted average fair value of stock options granted in the three months ended March 31, 2008 and 2007 was $4.33 and $3.29, respectively, using the Black-Scholes option-pricing model.
The calculations were made for the three months ended March 31, 2008 and 2007 using the following assumptions:

	2008	2007
Expected term (years)	5	5
Risk-free interest rate	2.5%	4.5%
Expected volatility	61%	69%
Expected dividend yield	0%	0%
Forfeiture rate	25%	25%
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
As of March 31, 2008, there was approximately $1.7 million of total unrecognized compensation cost related to the stock options granted under the Plans. The intrinsic value of the shares acquired upon exercise of stock options in the three months ended March 31, 2008 and 2007 was $0.8 million and $0.5 million, respectively.
Restricted Stock Units
The Company’s stock plan also permits the granting of restricted stock units to eligible employees and non-employee directors. Restricted stock units are payable in shares of Company stock upon vesting. The restricted stock units vest at various intervals as determined by the compensation committee of the Board of Directors at the date of grant. The following table presents a summary of the Company’s nonvested restricted stock units granted to employees as of March 31, 2008.

	THREE MONTHS ENDED
	MARCH 31, 2008
	NUMBER OF	WEIGHTED AVERAGE
	SHARES	FAIR VALUE
	(Thousands)
Nonvested restricted stock units at December 31, 2007	556	$4.82
Granted	425	7.59
Vested	(54)	4.68
Forfeited	(7)	4.93

Nonvested restricted stock units at March 31, 2008	920	$6.11

As of March 31, 2008, there was approximately $3.8 million of total unrecognized compensation cost related to the nonvested restricted stock units granted under the plan. The expense is expected to be recognized over the vesting period. Compensation expense related to restricted stock units was approximately $180,000 in the three months ended March 31, 2008. The aggregate intrinsic value of the restricted stock units outstanding at March 31, 2008 was $8.5 million.
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan (Purchase Plan) under which an aggregate of 1,656,800 common shares may be issued. All employees are eligible to participate in the Purchase Plan. Eligible employees may make contributions through payroll deductions of up to 10% of their compensation. The price of common stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. There were no shares sold to employees in the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, approximately 522,000 shares were available for issuance under the Purchase Plan.
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
At the time of the original investment, minority interest of $704,000 was recorded on the consolidated balance sheet to reflect the share of the net assets of TWT Japan held by minority investors. After the second investment, an additional $210,000 was recorded as minority interest on the consolidated balance sheet to reflect the increased share of the net assets of TWT Japan held by investors. For the three months ended March 31, 2008, minority interest was reduced by approximately $15,000 for the minority investors’ share of the net losses and change in foreign currency translation adjustments of TWT Japan.
(8) Inventories
Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method for determining cost.
Inventories consist of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2008	2007
Raw materials	$2,705	$2,328
Finished goods	2,486	2,685
Work in process	938	612
Reserve for excess and obsolete inventory	(785)	(616)

Total inventories	$5,344	$5,009

(9) Stock-based Compensation
Included in operating expenses are the following stock-based compensation charges, net of forfeitures related to terminated employees (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Cost of goods sold	$23	$24
Research and development	82	124
Selling and marketing	127	123
General and administrative	290	345

Total stock-based compensation	$522	$616

(10) Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Net income (loss)	$(7,605)	$4,766
Other comprehensive income (loss):
Foreign currency translation adjustments	478	18

Comprehensive income (loss)	$(7,127)	$4,784

(11)	Restructuring and Impairment of Long Lived Assets
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
The facilities charge contained estimates based on the Company’s potential to sublease a portion of its corporate office. The Company has offered the corporate office space for sublease, but has been unable to sublease the space. Accordingly, the Company decreased its estimate of the amount of sublease income it expects to receive. The estimated lease and operating expenses were also reduced, based on a portion of the office space being utilized and revisions to the building lease. In March 2008, the Company determined that the portion of its corporate office previously not utilized was needed for its operations, and would be fully utilized. Therefore, in the first quarter of 2008, the restructuring balance was adjusted, and there is no accrual remaining as of March 31, 2008
The following table shows the changes in the restructuring accrual since December 31, 2007 (in thousands).

Accrued restructuring balance at December 31, 2007	$501
Payments made	(14)
Adjustment	(487)

Accrued restructuring balance at March 31, 2008	$—

(12) License Agreements

In January 2006, the Company entered a two-year nonexclusive license agreement for certain patent rights involving hepatitis C (HCV) technology. This license permits the Company to market and sell HCV Invader products in the U.S. In January 2008, upon expiration of the initial license period, the Company extended the license agreement for an additional 1,250,000 Euros. The present value of the fee of $1.7 million (1.2 million Euros) will be amortized over its estimated useful life. The future payments under this license agreement are as follows (in USD) (in thousands):

2008	$740
2009	987

Total payments	1,727
Less amount representing interest	(99)

Present value of payments	$1,628

The license fee is classified as capitalized license fees on the Consolidated Balance Sheet.
(13) Other Long-term Assets
Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Debt issuance costs	$10,318	$10,876
Rent	613	640
Equipment receivables	1,010	406
Equipment leased to customers	322	287
Derivative asset	32	—

	$12,295	$12,209

(14) Other Long-term Liabilities
Other long-term liabilities consist of the long-term portion of the following items (in thousands):

	March 31,	December 31,
	2008	2007
License payments	$1,811	$1,284
Long-term incentive plan	2,844	2,291
Restructuring	—	367
Stock warrants	9,238	9,238
Other	200	200

	$14,093	$13,380

(15) Payroll and Related Liabilities
Accrued payroll and related liabilities consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Bonus accrual	$939	$1,878
Paid time off	485	390
Other	471	424

	$1,895	$2,692

(16) Income Taxes
On July 13, 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2007.
The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not significant. As such, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Consolidated Balance Sheets at December 31, 2007 and at March 31, 2008, and has not recognized any interest or penalties in the Statement of Operations for the first quarter of 2008.
The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At March 31, 2008, the Company had deferred tax assets of $68.9 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.
(17) Reclassifications
Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

THIRD WAVE TECHNOLOGIES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 should be read in conjunction with our Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. In this Form 10-Q, the terms “we,” “us,” “our,” “Company,” and “Third Wave” each refer to Third Wave Technologies, Inc. The following discussion of our financial condition and results of our operations should be read in conjunction with our Financial Statements, including the Notes thereto, included elsewhere in this Form 10-Q.
OVERVIEW
Third Wave Technologies, Inc. is a leading molecular diagnostics company. We believe our proprietary Invader chemistry, a novel, molecular chemistry, is easier to use and more accurate than competing technologies. These and other advantages conferred by our chemistry enable us to provide clinicians and researchers with superior molecular solutions.
More than 230 clinical laboratory customers are using Third Wave’s molecular diagnostic reagents. Other customers include pharmaceutical and biotechnology companies, academic research centers and major health care providers.
Currently, one of our key strategic initiatives is the commercialization of our Human Papillomavirus (HPV) offering. In August 2006, we began clinical trials for two HPV pre-market approval submissions to the FDA. We expect to spend $18 million on these submissions over three years, however, this amount could vary pending FDA review and ongoing trial performance. In March 2008, we disclosed the achievement of positive clinical trial data, in which we achieved all primary clinical endpoints in the clinical trial for our human papillomavirus (HPV) tests. The Company submitted the pre-market approval application to the U.S. Food and Drug Administration for both its high-risk and 16/18 genotyping products in April 2008. If for any reason we are unable to successfully commercialize our HPV offering, our business and prospects would likely be materially adversely impacted. Additionally, we anticipate significant competition in the HPV market as additional large competitors have announced plans to enter the market in the near future. This competition may have a significant impact on the success of our commercialization of our HPV offering.
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
In March 2008, we received clearance from the FDA for our InPlex™ Cystic Fibrosis (CF) Molecular Test. The test simultaneously detects and identifies cystic fibrosis mutations in patient DNA samples.
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
LONG-LIVED ASSETS—IMPAIRMENT
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
Goodwill is not amortized, but is subject to an annual impairment test under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We complete annual impairment tests in the quarters ended September 30.

STOCK-BASED COMPENSATION EXPENSE
We have adopted SFAS No. 123(R) to account for share-based payments to employees. As a result, we recognize expense for all share-based payments to employees, including grants of employee stock options and RSUs, based on their fair values.
INVENTORIES—SLOW MOVING AND OBSOLESCENCE
Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because of process improvements or technology advancements, the amount on hand is more than can be used to meet future need, or estimates of shelf lives may change. We currently consider all inventory that we expect will have no activity within one year or within the period defined by the expiration date of the product, as well as any additional specifically identified inventory to be subject to a provision for excess inventory (including inventory that we determine to be obsolete based on criteria such as changing manufacturing processes and technologies). At March 31, 2008, our inventory reserves were approximately $785,000, or 13% of our $6.1 million total gross inventories.
NEW ACCOUNTING PRONOUNCEMENTS
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) revises SFAS No. 141. SFAS No. 141 is effective the first annual reporting period beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009. The Company does not expect the implementation of SFAS No. 141(R) to have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS 160 amends ARB No. 51. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and therefore would be effective for the Company beginning January 1, 2009. The Company is evaluating the impact SFAS No. 160 will have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
NET INCOME (LOSS). Net loss for the three months ended March 31, 2008 was $7.6 million compared to net income of $4.8 million for the corresponding period of 2007. The change in the results from operations was primarily due to the impact of the $10.75 million of other income from the settlement of patent litigation with the former Stratagene Corporation in 2007.
REVENUES. Revenues for the three months ended March 31, 2008 of $8.4 million represented an increase of $1.7 million, compared to revenues of $6.7 million for the corresponding period of 2007. Following is a discussion of changes in revenues:
Clinical molecular diagnostic product revenue increased to $7.4 million in the quarter ended March 31, 2008 from $6.0 million in the quarter ended March 31, 2007. The increase in revenue is due to an increase in the number of customers and growth in purchases from current customers.
Research product revenues increased to $1.0 million in the three months ended March 31, 2008 from $0.6 million in the three months ended March 31, 2007.
Significant Customers. In the three months ended March 31, 2008, we generated $2.2 million, or 27% of our revenue, from sales to a small number of large clinical testing laboratories compared to $2.3 million, or 34% of our revenue, in the same period of 2007.
COST OF GOODS SOLD. Cost of goods sold consists of materials used in the manufacture of product, depreciation on manufacturing capital equipment, salaries and related expenses for management and personnel associated with our manufacturing and quality control departments and amortization of licenses and other intangible assets. For the three months ended March 31, 2008, cost of goods sold increased to $2.2 million, compared to $2.0 million for the corresponding period of 2007. The increase in the three month period was primarily due to the increase in sales volume.
RESEARCH AND DEVELOPMENT EXPENSES. Our research activities are focused on moving our technology into broader markets. Our development activities are focused on new products to expand our molecular diagnostics menu. Research and development expenses consist primarily of salaries and related personnel costs, material costs for assays and product development, fees paid to consultants, depreciation and facilities costs and other expenses related to the design, development, testing, (including clinical trials to validate the performance of our products) and enhancement of our products, and acquisition of technologies used in our products. Research and development costs are expensed as they are incurred. Research and development expenses for the three months ended March 31, 2008 were $6.2 million, compared to $5.1 million for the three months ended March 31, 2007. The increase in research and development expenses was primarily due to an increase in personnel and product development expense, including clinical trial costs incurred by us in pursuit of FDA pre-market approval for our HPV offerings.
SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and related personnel costs for our sales and marketing management and field sales force, commissions, office support and related costs, and travel and entertainment. Selling and marketing expenses for the three months ended March 31, 2008 were $3.5 million, an increase of $0.9 million, compared to $2.6 million for the corresponding period of 2007. The increase in selling and marketing expenses was due to an increase in personnel related expenses and marketing expenses, compared to the same period in 2007.
GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, legal and professional fees, office support and depreciation. General and administrative expenses increased to $3.7 million in the three months ended March 31, 2008, from $2.9 million for the corresponding period in 2007. The increase in general and administrative expense was due to an increase in accruals related to our long-term incentive plans compared to the same period in 2007.
LITIGATION EXPENSE. Litigation expense consists of legal fees and other costs associated with patent infringement and other lawsuits. Litigation expense decreased to $0.3 million in the three months ended March 31, 2008 from $0.4 million in the corresponding period in 2007.
RESTRUCTURING AND OTHER CHARGES. In March 2008, the Company determined that the portion of its corporate office previously not utilized was needed for its operations. Therefore, in the first quarter of 2008, the restructuring balance of $0.5 million was adjusted.

INTEREST INCOME. Interest income for the three months ended March 31, 2008 and 2007 was $0.3 million and $0.5 million, respectively. The reduction in interest income is primarily due to the reduction in cash and short-term investments held during the first quarter 2008 compared to 2007.
INTEREST EXPENSE. Interest expense for the three months ended March 31, 2008 was $1.0 million compared to $0.3 million in the corresponding period in 2007. The increase in interest expense was due to the accrual and amortization of fees related to the credit facility entered into in December 2007.
OTHER INCOME (EXPENSE). Other expense for the three months ended March 31, 2008 was $26,000 compared to other income of $10.7 million for the same period in 2007. Other income in 2007 included $10.75 million from the settlement of patent litigation with the former Stratagene Corporation.
MINORITY INTEREST. Minority interest for the three months ended March 31, 2008 was $0.2 million, compared to $0.1 million in 2007. Minority interest represents Third Wave Japan’s minority investors’ share of the equity and earnings of the subsidiary.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have financed our operations primarily through private placements of equity securities, research grants from federal and state government agencies, payments from strategic collaborators, equipment loans, capital leases, product sales, convertible notes and an initial public offering. As of March 31, 2008, we had cash and cash equivalents and short-term investments of $28.9 million.
In April 2006, we raised $5.1 million from the sale of a minority equity investment in our Japan subsidiary. In May 2007 we raised an additional $5.3 million from the sale of additional minority equity investments in our Japan subsidiary. The proceeds from the equity investment are required to be used in the operations of our Japan subsidiary.
In December 2006, we sold $20,000,000 (at maturity) of Convertible Senior Subordinated Zero-Coupon Promissory Notes (the “Notes”) to an investor for total proceeds of $14,881,878 (the “Purchase Price”). The Notes will mature on December 19, 2011. The Notes do not bear cash interest but accrue original issue discount on the Purchase Price at the rate of 6.00% per year compounded semiannually (the Purchase Price plus such accrued original issue discount, the “Accreted Value”). So long as the Notes remain outstanding, we may not incur indebtedness other than certain Permitted Indebtedness, as such term is defined in the Notes.
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
In December 2007, we entered into a five-year $25 million line of credit with a health care investment fund. We may borrow up to $25 million under the credit facility at an annual fixed interest rate of 7.75%. The credit facility matures in December 2012 at which time all outstanding loans are required to be paid. Interest on outstanding loans is payable quarterly. An annual 2% non-usage fee is assessed on any undrawn portion of the credit facility. The non-usage fee is payable quarterly. As of March 31, 2008, we had not drawn any funds under the credit facility. In consideration for providing the credit facility, we issued the lenders five-year stock warrants to purchase 1,815,000 shares of Third Wave common stock at a price of $8.36 per share. Pursuant to a registration rights agreement entered into in connection with the closing under the line of credit, in January 2008 we filed a registration statement with the Securities and Exchange Commission for resale of the shares of common stock issuable upon exercise of the warrants.

Net cash used in operations for the three months ended March 31, 2008 was $7.1 million, compared to net cash provided of $3.0 million in the corresponding period in 2007. The change was primarily due to the proceeds received from the settlement of patent litigation with Stratagene Corporation in 2007.
Net cash used in investing activities for the three months ended March 31, 2008 was $0.4 million, compared to $0.3 million in the corresponding period in 2007. Investing activities included capital expenditures of $0.2 million in the three months ended March 31, 2008 and 2007. Investing activities in the three months ended March 31, 2008 included the payment on license fee arrangements of $0.6 million compared to $0.2 million in 2007. In addition, net cash provided by investing activities included $0.4 million and $0.2 million from the purchases and sales or maturities of short term investments in the three months ended March 31, 2008 and 2007, respectively.
Net cash provided by financing activities was $0.4 million in the three months ended March 31, 2008 and 2007. Cash provided by financing activities in the three months ending March 31, 2008 and 2007 consisted of proceeds from the sale of common stock under the Company’s employee stock purchase plan and stock option plans of $0.5 million. In the three months ended March 31, 2007, $0.1 million was used to repay debt. Additionally, in the three months ended March 31, 2008 and 2007, $20,000 and $34,000 was used for capital lease obligations, respectively.
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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Form 10-Q the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained in this Form 10-Q are based on current expectations. Forward-looking statements may address the following subjects: results of operations; customer growth and retention; development of technologies; losses or earnings; operating expenses, including, without limitation, marketing expense, litigation expense, and technology and development expense; and revenue growth. We caution investors that there can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future revenues and operating results, competitive pressures and also the potential risks and uncertainties discussed under the heading “Overview” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q and in the “Risk Factors” and Management’s Discussion and Analysis of Financial

Condition and Results of Operations sections of our annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC, which factors are specifically incorporated herein by this reference. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. There have been no material changes to such exposures during the first quarter of 2008.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In October 2005, we filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that our HPV ASRs do not infringe any valid claims of Digene’s human papillomavirus related patents. In January 2006, we reached an agreement with Digene to dismiss the suit without prejudice. We also agreed that neither party would file a suit against the other relating to the human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against us in the United States Court for the Western District of Wisconsin. The complaint alleged patent infringement of unidentified claims of a single patent related to HPV type 52 by the Company’s HPV ASR product. We filed our response to Digene’s complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain antitrust laws. After conducting a hearing on June 22, 2007, the court released its claim construction order on July 23, 2007 adopting all of Third Wave’s proposed construction. On July 31, 2007, Digene filed a motion to reconsider the court’s claim construction. On September 26, 2007, the court issued an order denying Digene’s motion for reconsideration in its entirety and upheld the earlier claim construction ruling. In response, in a filing to the court, Digene stated that it “believes it will not be able to sustain its claim of infringement.” On October 19, 2007 Digene filed a motion for summary judgment on Third Wave’s antitrust counterclaims. On November 23, 2007 the court issued an order dismissing Digene’s patent infringement claims. On January 11, 2008, the court issued an order granting Digene’s motion for summary judgment on Third Wave’s antitrust counterclaims. On February 29, 2008 both Third Wave and Digene filed notices of appeal to the Court of Appeals for the Federal Circuit.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. — None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. — None.
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS.
The exhibits required to be filed as a part of this Report are listed in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THIRD WAVE TECHNOLOGIES, INC.

Date: May 9, 2008	/s/ Kevin T. Conroy

Kevin T. Conroy,
Chief Executive Officer

Date: May 9, 2008	/s/ Maneesh K. Arora

Maneesh K. Arora,
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION	INCORPORATED BY REFERENCE TO
10.1	Employment Agreement between Christopher Burton and Third Wave Technologies, Inc. dated January 14, 2008

10.2	Third Wave Technologies, Inc. 2008 Incentive Plan

10.3	Third Wave Technologies, Inc. Long Term Incentive Plan No. 5	Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

31.1	CEO’s Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, of Chapter 63 of Title 18 of the United States Code